Form 10-Q
period 1995-03-31
INTERFACE SYSTEMS INC
filed 1995-05-11
CIK 714981

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, l995

                                     or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from -------- to --------

                      Comission File Number:   0-10902

                           INTERFACE SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

          DELAWARE                              38-1857379
(State or other jurisdiction of            (IRS employer ID no.)
 incorporation or organization)

               5855 Interface Drive, Ann Arbor, Michigan 48103
                  (Address of principal executive offices)

     Registrant's telephone number, including area code: (313) 769-5900

                                     N/A
             Former name, former address and former fiscal year,
                        if changed since last report

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  YES [X]   NO [ ]

Number of shares outstanding of common stock, $.10 par value, as of May 1, 1995: 4,201,268 shares

ITEM 1.  FINANCIAL STATEMENTS

                           INTERFACE SYSTEMS, INC.
                         CONS0LIDATED BALANCE SHEETS

                                      March 31,       September 30,
                                        1995              1994
ASSETS                              (unaudited)
Current Assets:
   Cash                             $ 3,742,213      $ 3,347,282
   Accounts Receivable               12,746,216        9,447,455
   Inventories                        7,663,099        7,735,229
   Prepaid Expense and Other
     Current Assets                     999,635          495,596
                                     ----------       ----------
         TOTAL CURRENT ASSETS        25,151,163       21,025,562
Products--Leased or rented to
   Customers                             54,499           71,559
Property, Plant and Equipment         4,037,770        3,698,l94
Other Assets                          6,746,207        6,742,989
                                     ----------       ----------
         TOTAL ASSETS               $35,989,639      $31,538,304
                                     ==========       ==========

                    CONSOLIDATED BALANCE SHEETS (Cont'd.)

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Current Liabilities:
   Notes Payable                    $ 1,092,340      $ 2,143,060
   Accounts Payable                   9,873,256        5,680,799
   Accrued Compensation                 454,700          574,515
   Accrued Expenses                     226,631          221,604
   Deferred Revenue                     234,483          199,236
   Current Portion of Long-Term Debt    147,400          147,400
                                     ----------       ----------
         TOTAL CURRENT LIABILITES    12,028,810        8,966,614
Long-Term Debt                          311,188          333,816
Defereed Income Taxes                   852,000          817,000
                                     ----------       ----------
         TOTAL LIABILITIES           13,191,998       10,117,430
Stockholders' Equity:                ----------       ----------
   Common Stock, $.10 Par value
   Shares Authorized--8,000,000
   Outstanding--4,200,268 and
     4,153,368                          420,027           4l5,337
Additional Paid-In Capital            9,052,192         8,827,685
Foreign Currency Translation
   Adjustment                          (170,294)         (202,076)
Retained Earnings                    13,495,716        12,379,928
                                     ----------        ----------
        TOTAL STOCKHOLDERS' EQUITY   22,797,641        21,420,874
        TOTAL LIABILITIES AND        ----------        ----------
            STOCKHOLDERS' EQUITY    $35,989,639       $31,538,304
                                     ==========        ==========

                           INTERFACE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           Quarter Ended             Six Months Ended
                              March 31,                  March 31,
                          1995        1994           1995        1994
                            (unaudited)               (unaudited)

Net Revenues           $19,840,268  $9,961,551   $35,755,029  $19,029,536
Cost of Revenues        16,104,000   6,212,268    28,169,797   ll,671,554
                        ----------   ---------    ----------   ----------
Gross Profit             3,736,268   3,749,283     7,585,232    7,357,982
Product Development
  Costs                    352,580     387,684       667,166      748,734
Selling, General and
  Administrative
  Expenses               2,499,678   2,266,141     4,959,975    4,468,040
                           -------   ---------     ---------    ---------
Operating Income           884,010   1,095,458     1,958,091    2,141,208
Other Income                44,541      27,738        82,851       40,137
Currency Gain (Loss)          --         8,412           --         9,449
Interest Expense           (43,945)    (48,214)     (100,928)     (99,446)
                          --------   ---------     ---------    ---------
Income Before Taxes on
  Income and Cumulative
  Effect of Change in
  Accounting Principle     884,606   1,083,394     1,940,0l4    2,091,348
Taxes on Income            l92,600     345,722       490,735      629,764
                           -------    --------      --------     --------
Income Before Cumulative
  Effect of Change in
  Accounting Principle     692,006     737,672     1,449,279    1,46l,584
Cumulative Effect of
  Change in Accounting
  Principle                   --          --           --        (127,000)
                           -------     -------     ---------    ---------
    NET INCOME            $692,006    $737,672    $l,449,279   $1,334,584
                           =======     =======     =========    =========
EARNINGS PER SHARE:
Before Cumulative
  Effect of Change in
  Accounting Principle      $0.16       $0.18        $0.33         $0.35
Cumulative Effect of
  Change in Accounting
  Principle                    --          --           --         (0.03)
Net Earnings per share       0.16        0.18         0.33          0.32

                           INTERFACE SYSTEMS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                           For the Six Month Period Ended
                                                     March 31,
                                                1995           1994
                                            (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $l,449,279     $1,334,584
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and Amortization             1,473,081      1,198,680
    Deferred income taxes                        35,000        247,000
    (Increase) in Accounts receivable        (3,298,762)      (739,267)
    Decrease in Inventories                      72,130      l,520,303
    (Increase) in Prepaid expenses and
      other current assets                     (517,486)          (533)
    Decrease in Leased assets                     1,012         31,229
    Increase in Accounts payable              4,192,458      1,428,734
    (Decrease) in Accrued expenses              (79,675)        (8,530)
                                              ---------      ---------
   Net Cash Provided By Operating Activities  3,327,037      5,012,200
                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in Marketable Securities              13,447            696
  Proceeds from disposal of assets                6,768             --
  Additions to Property, Plant and Equipment   (745,749)      (360,806)
  Additions to Software Development Costs    (1,060,846)      (913,194)
                                              ---------      ---------
   Net Cash Used In Investing Activities     (1,786,380)    (1,273,304)
                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in notes payable                (1,050,721)      (136,353)
  Reduction of Long-Term Debt                   (22,628)       (45,243)
  Issuance of Stock                             229,198         53,751
  Cash Dividends Paid                          (333,491)           --
                                              ---------        -------
   Net cash provided by financing activities (1,177,642)      (127,845)
                                              ---------        -------
FOREIGN CURRENCY TRANSLATION                     3l,917         (3,678)
NET INCREASE (DECREASE) IN CASH                --------      ---------
  AND CASH EQUIVALENTS                        $ 394,932     $3,607,373
CASH AND EQUIVALENTS, beginning of the year  $3,347,282     $1,841,764
                                              ---------      ---------
CASH AND EQUIVALENTS, end of the period      $3,742,214     $5,449,137
                                              =========      =========

                           INTERFACE SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

Note A - Basis of Presentation

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements for the interim period have been included.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures. It is presumed that users of these interim financial statements have read or have access to the audited financial statements for the preceeding fiscal year. The Form 10-Q should be read in conjunction with such audited financial statements.

Note B - Earnings Per Share

The computation of primary earnings per common share equivalent is determined by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. The computation assumes that the outstanding stock options were exercised and proceeds used to purchase shares of common stock. The weighted average shares outstanding for the quarters and six months ended March 31, 1995 and 1994 are 4,326,297 and 4,165,869, 4,349,280 and 4,163,935, respectively.

Note C - Accounting for Income Taxes

The 1994 financial statements reflect the adoption of the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes". The cumulative effect as of October 1, 1993 of adopting SFAS No. 109 was to reduce net income by $127,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the second quarter ending March 31, 1995 were $19,840,268, up 99% from the prior year's second quarter revenue of $9,961,551. The large increase in revenue is due to the strong performance of the distribution business of Interface Systems International, Ltd. Revenues from the acquisition of the distribution division of Mekom, PLC which took place on August 1, 1994 have been higher than expected. As in the first quarter, core product revenues were down somewhat from the prior year's quarter, as this year's second quarter did not include a significant number of large branch office installations as did the prior year's quarter.

Revenues for the six months were $35,755,029, up 88%, compared to $19,029,536 in the first six months of last year. As in the quarterly data, the increase in revenues for the six month period is due to the strong performance of our distribution business in the United Kingdom.

Cost of Revenues for the second quarter were 81.2% of the revenues compared to 62.4% for the, prior year's second quarter. The increase in Cost of Revenues is due to the large increase in the distribution business where margins are very low. In addition, communication core product sales which carry higher margins were down significantly from last year's sales which included several large branch office installations. Core product margins in the current quarter were approximately equal to last year's. Cost of Revenues for the first six months this year were 78.8% compared to 61.3% for the first six months last year. The explanation for the increase for the six month period is the same as for the quarter.

Product Development, Selling and General and Administrative Expenses (Operating Expenses) for the second quarter were 14.41% of revenues compared to 26.6% of revenues in the same period last year. The primary reason for the 12.2% reduction in Operating Expenses as a percentage of revenues was the large volume of Mekom distribution business. Mekom was acquired as a division with very low Operating Expenses. Most of the management overhead for Mekom has been provided by existing Interface Systems, Inc. management. For the six months, Operating Expenses were 15.7% of revenues compared to 27.4% in the first six months of last year.

Operating Income was $884,010, down 19.3% from $1,095,458 in last year's second quarter. The decrease in Operating Income was due to reduced sales of our core communications products to major branch office customers. Last year's second quarter revenues included shipments to several large branch office customers. Operating Income was increased by strong revenues from our

United Kingdom distribution operations. Operating Income for the six months was $1,958,091, down 8.6% from $2,141,208 in the first six months of last year.

Income Before Taxes was $884,606, down 18.3% from $1,083,394 in last year's second quarter. This decrease is due to the lower operating income as described above. Income Before Taxes for the first six months was $1,940,014, down 7.2% from $2,091,348 in the first six months of last year.

Income Tax for the period was $192,600, or 21.8%, compared with $345,722, or 31.9%, in last year's quarter. This year's taxes are less than the statutory rate primarily due to the fact that Interface Systems International, Ltd. operated at a profit and had no tax due to a net operating loss carry forward. Income Tax for the first six months was $490,735, or 25.3%, compared with $629,764, or 30.1%, in the first six months last year. The lower tax rate this year is again due to the net operating loss carry forward of Interface Systems International, Ltd.

Not Income for the quarter was $692,006 compared to $737,672 for the second quarter last year. The decrease in net income was due to reduced core product sales and attendant profitability partially mitigated by the lower tax rate.

Net Income for the six months was $1,449,279 compared to $1,334,584 for last year's first six months after a reduction of $127,000 due to the effect of change in accounting principle in connection with SFAS 109 and deferred taxes. (See Note C of Notes to Consolidated Financial Statements.)

Liquidity and Capital Resources

For the six month period, cash increased $394,931. Accounts Receivable and Accounts Payable are up $3,298,761 and $4,192,457, respectively. These large changes are due to the increased volume of the distribution business in the UK. Notes Payable decreased by $1,050,720 due to reduced borrowing in the UK.

The Company has working capital of $13,122,353. The Company's primary source of liquidity is cash from operations. The Company has bank lines of credit of $5,845,250, with a current available balance of $4,752,911. All lines are renewed annually. Management anticipates no problem in the renewal of any bank line of credit.

                         PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The regular Annual Meeting of Shareholders was held on March 24, 1995 in Ann Arbor, Michigan. At the meeting there was an uncontested election of three Directors seeking a term of three years. Nominated for election were Milton Handelman, George W. Perrett, Jr. and David C. Seigle. Out of 4,192,268 shares outstanding, there were 3,618,938 shares represented by proxy or in person.

                                FOR         WITHHELD
RESULTS:  Milton Handelman   3,600,240      10,566
          George W. Perrett  3,604,267       8,929
          David Seigle       3,607,285      11,253

REMAINING ON THE BOARD:      Garnel F. Graber, Carl L. Bixby,
                             David O. Schupp, Robert Seigle and
                             G. Paul Horst.

Item 5.  OTHER INFORMATION.

Mekom Acquisition. Effective August 1, 1994, Interface Systems International, Ltd., a wholly owned subsidiary of Interface Systems, Inc., acquired the Mekom distribution division of Mekom Computer Products, PLC, a distributor of computer products in the UK. The newly acquired Mekom division will continue to operate out of its facilities in Birmingham, England, as part of Interface Systems International, Ltd. Mekom is a leading distributor of Canon, Toshiba and Kyocera computer products in the UK. The purchase of Mekom was an asset purchase for cash.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

   No.         Description

   11          See Note B of Notes to Consolidated Financial Statements.
   27          Financial Data Schedule (EDGAR filing only)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorized.

                           INTERFACE SYSTEMS, INC.



                           BY: /S/ DAVID O. SCHUPP
                              David O. Schupp, Vice President,
                              Treasurer, and Chief Financial
                              Officer and Accounting Officer
                              (Duly Authorized Officer)
DATED:  May 11, 1995


                                EXHIBIT INDEX

   No.         Description

   11          See Note B of Notes to Consolidated Financial Statements.
   27          Financial Data Schedule (EDGAR filing only)