Form 10-Q
period 1995-06-30
INTERFACE SYSTEMS INC
filed 1995-08-14
CIK 714981

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For  the  quarterly  period  ended  June 30, 1995

                                    OR

      -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ----------- to -----------

                      Commission File Number 0-10902

                         INTERFACE SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)

           DELAWARE                                    38-1857379
(State or other jurisdiction                       (IRS Employer ID No.)
of incorporation or organization)

             5855 Interface Drive, Ann Arbor, Michigan  48103
                 (Address of principal executive offices)

                              (313) 769-5900
            Registrant's telephone number, including area code

                                    N/A
            Former name, former address and former fiscal year,
                       if changed since last report.

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:    YES  X    NO ---

Number of shares outstanding of common stock, $.10 par value, as of August 8, 1995: 4,212,268 shares

                      ITEM 1. - FINANCIAL STATEMENTS

                          INTERFACE SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEET
             JUNE 30, 1995 AND FISCAL YEAR SEPTEMBER 30, 1994

                                           JUN 30, 1995    SEP 30, 1994
               ASSETS                       (Unaudited)

CURRENT ASSETS
  Cash                                    $  4,741,216     $ 3,347,282
  Accounts Receivable                       10,815,005       9,447,455
  Inventories                                8,045,158       7,735,229
  Prepaid Expense & Other Current Assets     1,239,019         495,596
                                            ----------      ----------
    Total                                   24,840,398      21,025,562

PRODUCTS - LEASED OR RENTED TO CUSTOMERS        52,725          71,559

PROPERTY, PLANT AND EQUIPMENT                4,606,866       3,698,194

OTHER ASSETS                                 6,652,522       6,742,989
                                            ----------      ----------
Total Assets                                36,152,511      31,538,304
                                            ==========      ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes Payable                              3,421,859       2,143,060
  Accounts Payable                           8,140,262       5,680,799
  Accrued Compensation                         523,647         574,515
  Accrued Expenses                             321,443         221,604
  Deferred Revenue                             140,663         199,236
  Current Portion of Long-Term Debt             52,400         147,400
                                             ---------       ---------
    Total                                   12,600,274       8,966,614

LONG-TERM DEBT                                 298,980         333,816
DEFERRED INCOME TAXES                          852,000         817,000
                                            ----------      ----------
  Total Liabilities                         13,751,254      10,117,430

STOCKHOLDERS' EQUITY
  Common Stock, $.10 Par value
   Shares Authorized 8,000,000
   Outstanding - 4,202,268 and 4,150,035       420,227         415,337
  Additional Paid-In Capital                 9,062,117       8,827,685
  Foreign Currency Translation Adjustment     (185,597)       (202,076)
  Retained Earnings                         13,104,510      12,379,928
                                            ----------      ----------
     Total Stockholders' Equity             22,401,257      21,420,874
                                            ----------      ----------
Total Liabilities and Stockholders' Equity $36,152,511     $31,538,304
                                            ==========      ==========

                          INTERFACE SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                               QUARTER ENDED        NINE MONTHS ENDED
                                   JUN 30                JUN 30
                              1995        1994       1995        1994
                                            (Unaudited)

NET REVENUES               18,612,947  7,749,323  54,367,976   26,778,859

COST OF REVENUES           15,194,084  4,578,082  43,363,881   16,249,636
                           ----------  ---------  ----------   ----------
GROSS PROFIT                3,418,863  3,171,241  11,004,095   10,529,223
PRODUCT DEVELOPMENT COSTS     343,931    231,370   1,011,097      980,104
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES    3,144,949  2,115,329   8,104,924    6,583,369
                            ---------  ---------   ---------    ---------
OPERATING INCOME (LOSS)       (70,017)   824,542   1,888,074    2,965,750
OTHER INCOME                   63,191     49,272     146,042       89,408
CURRENCY GAIN (LOSS)             --        3,628        --         13,077
INTEREST EXPENSE              (70,157)   (34,004)   (171,085)    (133,450)
                             --------   --------    --------      -------
INCOME (LOSS) BEFORE TAXES
  ON INCOME AND CUMULATIVE
  EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE     (76,983)   843,438   1,863,031     2,934,785

TAXES ON INCOME               146,039    347,839     636,774       977,603
                              -------    -------     -------     ---------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE       (223,022)   495,599   1,226,257     1,957,182
                              -------    -------   ---------     ---------
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE         --         --         --         (127,000)
                              -------    -------   ---------     ---------
  NET INCOME (LOSS)          (223,022)   495,599   1,226,257     1,830,182
                              =======    =======   =========     =========

EARNINGS (LOSS) PER SHARE:

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE          (0.05)      0.12        0.29         0.47

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE         --          --          --        (0.03)
                                -----       ----        ----         ----
NET EARNINGS (LOSS) PER SHARE   (0.05)      0.12        0.29         0.44

                          INTERFACE SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                   NINE MONTHS  NINE MONTHS
                                                  JUN 30, 1995  JUN 30, 1994
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $ 1,226,257   $ 1,830,182
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and Amortization                   2,240,882     1,831,855
    Deferred income taxes                              35,000       372,000
    (Increase) Decrease in Accounts receivables    (1,367,550)      (58,329)
    (Increase) Decrease in Inventories               (309,929)    1,382,489
    (Increase) Decrease in Prepaid expenses
        and other current assets                     (726,267)      499,304
    (Increase) Decrease in Leased assets               (5,020)       34,160
    (Increase) Decrease in Other assets                  --            --
    Increase (Decrease) in Accounts payable         2,459,463       483,328
    Increase (Decrease) in Accrued expenses            (9,602)       18,393
                                                    ---------      --------
 Net Cash Provided By Operating Activities          3,543,234     6,393,382
                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in Marketable Securities          (17,155)          696
  Proceeds from disposal of assets                        6,792           -
- Additions to Property, Plant and Equipment         (1,524,065)
(508,504)
Additions to Software Development Costs            (1,499,237)   (1,490,938)
Additional Cash Paid, Purchase of Mecom Dist.         (18,724)          --
                                                        ---------     ------
---
   Net Cash Used In Investing Activities           (3,052,389)   (1,998,746)
                                                    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in notes payable                1,278,799    (1,850,960)
Reduction of Long-Term Debt                          (129,836)     (257,336)
Issuance of Stock                                     239,323        54,745
Cash Dividends Paid                                  (501,675)     (331,979)
                                                      -------     ---------
    Net Cash Provided by Financing Activities         886,611    (2,385,530)
                                                      -------     ---------

FOREIGN CURRENCY TRANSLATION                           16,478        16,707
                                                      -------     ---------
NET INCREASE IN CASH AND EQUIVALENTS                1,393,934     2,025,813

CASH AND EQUIVALENTS, beginning of the year         3,347,282     1,841,764
                                                    ---------     ---------
CASH AND EQUIVALENTS, end of the period           $ 4,741,216   $ 3,867,577
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

Note B - Earnings Per Share

The computation of primary earnings per common share equivalent is determined by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. The computation assumes that the outstanding stock options were exercised and proceeds used to purchase shares of common stock. The weighted average shares outstanding for the quarters and six months ended June 30, 1995 and 1994 are 4,201,323 and 4,173,683, 4,272,840, and 4,167,416, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the third quarter ending June 30, 1995 were $18,612,947 up 140% from the prior year's third quarter revenue of $7,749,323. The increase in revenue is primarily due to the revenues from Mekom PLC acquired by Interface Systems International, LTD. in August of 1994. Core product sales were down slightly compared to last years third quarter due to the absence of any major 3270 UNIX gateway product sales and reduced printer sales.

Revenues for the nine months were $54,367,976 up 103% compared to $26,778,859 in the first nine months last year.

Cost of revenues were 81.6% of sales compared to 59.1% in last year's third quarter. The large increase in cost revenues is a result of the large volume of low margin business generated by the Mekom distribution business in the UK. Core product margins have remained steady and vary only by product mix. Cost of revenue for the first nine months were 79.8% compared to 60.7% for last year's nine month period, the large increase again attributable to the distribution business in the UK.

Product Development, Selling and General Administrative expenses (Operating expenses) were 18.7% in the third quarter compared to 30.3% for the same period last year. The large difference between the current quarter and last years quarter is the addition of major revenue from the Mekom acquisition without the proportionate addition of Operating expenses. However, Product Development expenses were up in the quarter due to the move of the Cleo operation into our Headquarters facility. The higher Product development costs reflect costs not capitalized during the move. Operating expenses were actually higher than normal as a bad debt write off at our wholly owned subsidiary Interface Systems International, Ltd. of $669,412 was included in this quarter. Operating expenses for the nine month period were 16.77% compared to 28.24% for the first nine months last year.

Operating Loss for the third quarter was ($70,017) down from income of $824,542 in the prior year's third quarter. The decrease is primarily due to the bad debt of $699,412 written off due to a major customer and creditor filing receivership in the UK. The decrease is also due to lower core product sales as well as higher Product Development costs in the quarter. Operating Income for the nine month period was $1,863,031 down 37.2% from $2,965,750 in the first nine months last year.

Loss before taxes for the quarter was ($76,983) down from income of $843,438 in last year's third quarter. Income before taxes for the nine months was $1,863,031 down 36.5% from 2,934,875 for the first nine months last year.

Income tax for the quarter was $146,039 even though there were no pretax profits. This is due to the fact that losses in the UK are not deductible for US tax purposes. Income tax for the third quarter last year was $347,839 or 41.2% of pretax earnings. Income tax for the nine months was $636,774 or 34.2% compared to $977,603 or 33.3% for the first nine months last year.

Net income for the quarter was ($223,022) compared to $495,599 in last year's third quarter. Net income for the nine months was $1,226,257 compared to $1,957,182 last year before a reduction of $127,000 due to a cumulative effect of change in accounting principle in connection with SFAS 109 and deferred taxes. After the reduction, net income last year was $1,830,182.


Liquidity and Capital Resources

For the nine month period cash increased $1,393,934. Accounts Receivable and Accounts Payable were up $1,367,550 and $2,459,463, respectively. These large increases are due to the increased volume of the distribution business in the UK. Notes Payable increased by $1,278,799 due to increased borrowing requirements in the UK. Prepaid expenses and other current assets increased by approximately $743,000, primarily due to federal income tax and value added tax (VAT) refunds.

Property Plant and Equipment has increased by $908,672 which primarily represents our new building addition which was paid for with cash.

The Company has working capital of $12,240,124. The Company's primary source of liquidity is cash from operations. The Company has bank lines of credit of $5,845,250 with a current available balance of $2,423,391. All lines are renewed annually. Management anticipates no problem with the renewal of any line of credit.


                        PART II - OTHER INFORMATION

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

                           INTERFACE SYSTEMS, INC.

                           BY: /S/ DAVID O. SCHUPP
                              David O. Schupp, Vice President,
                              Treasurer, and Chief Financial
                              Officer and Accounting Officer
                              (Duly Authorized Officer)
DATED:  August 10, 1995