Form 10-K405
period 1995-09-30
INTERFACE SYSTEMS INC
filed 1995-12-29
CIK 714981

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended September 30, 1995 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ------- to -------

                           Commission File Number 0-10902

                               INTERFACE SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

                Delaware                        38-1857379
      (State or other jurisdiction           (I.R.S. Employer
      of incorporation or organization)      Identification No.)

                                5855 Interface Drive
                             Ann Arbor, Michigan  48103
                 (Address of principal executive offices)(Zip Code)

         Registrant's telephone number, including area code:  (313) 769-5900

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock Purchase Warrants
                            Common Stock, par value $.10

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates as of December 26, 1995, computed by reference to the closing price per share for such stock on the Nasdaq Stock Market National Market on such date, was approximately $38,176,196 (assuming, but not admitting for any purpose, that all executive officers and directors of the registrant may be deemed affiliates).

The number of shares outstanding of the Registrant's common stock as of December 26, 1995 was 4,212,418. Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year is incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.

ITEM 1.  BUSINESS

         Interface Systems, Inc. ("Interface Systems") was organized under the laws of the State of Delaware in 1969 as a result of the consolidation of Kencorp, Inc. with Interface, Inc. Interface Systems and its subsidiaries are referred to herein as the "Company". The Company's executive offices are located at 5855 Interface Drive, Ann Arbor, Michigan 48103 and its telephone number is (313) 769-5900.

         The Company designs, manufactures and markets two families of products and services, all of which are used primarily to connect remote users in large enterprises to legacy applications on IBM mainframe and AS/400 computers. The Company's Presentation Products include printers and software for managing printing and viewing in client-server environments.

         The Cleo Products Group of the Company ("Cleo") designs and manufactures specialty data communications systems. These systems are largely aimed at linking personal and mini computers to large IBM mainframe computers via IBM's 3270 and 3780 protocols. Cleo specializes in providing UNIX capability to IBM users. Cleo's 3780 products are used for file transfer in the growing EDI (Electronic Data Interchange) marketplace.

         Through its wholly-owned subsidiary, I.G.K. Industries, Inc. ("IGK"), the Company manufactures and markets printed circuit boards which are utilized in a variety of applications, including personal computers, computer peripherals, medical instrumentation and robotic modules, as well as printer controllers and communications cards assembled and marketed by the Company.

         In 1992, the Company acquired its European distributor Sintec Peripherals, Ltd. ("Sintec"). Sintec, which has been renamed Interface Systems International, Ltd. ("ISIL"), distributes the Company's printer and communications products throughout Europe. Located outside of London, England in Slough, and in Birmingham, England, ISIL also distributes laser printers, personal computers and supplies from other manufacturers.

         On February 26, 1993, the Company distributed all of the outstanding stock of its wholly-owned subsidiary, Nematron Corporation ("Nematron"), to Interface's shareholders.

         On August 1, 1994, ISIL acquired the assets relating to the distribution business of Mekom, plc, a wholly-owned subsidiary of Copymore, plc. The purchased business distributes computer products and accessories to dealers throughout the United Kingdom. The Mekom operations are located in Birmingham, England. As of August 1, 1995, the Company terminated its use of the Mekom name and incorporated the functions of the Mekom business into ISIL.

Products

Printers: The Company currently produces approximately 15 models of IBM-compatible mainframe and midrange system printers ranging in price from $1,000 to $16,000. These products generally feature design and performance advantages over their IBM equivalents including higher speed, unique large-character and bar code printing capabilities, and versatile paper feed and handling options. The Company competes in the medium and high performance desktop segments of the market for IBM printers where users require reliable printers principally for information processing, word processing, graphics and other business or manufacturing applications. The Company does not compete in the low-end personal computer segment of the market.

Dot Matrix Printers: The Company produces the 7224 series of printers, which is plug-compatible with the IBM 4224 printers, a series of dot matrix printers. The IBM 4224 is different from previous IBM dot matrix printer products in that it supports "Intelligent Printer Data Stream" ("IPDS") which is a page description and printer management language. This language is a subset of AFP "Advanced Function Presentation", IBM's stated long range architectural strategy for managing computer output. Since the introduction of the 7224 series of printers, management believes that the Company has been the first printer manufacturer to deliver a printer product compatible with each new IBM desktop IPDS printer series. In the third quarter of 1992, the Company also introduced the 7230 series of dot matrix printers to compete with the IBM 4230 printer. These products are similar to the 7224 series except that they have additional features to emulate the IBM 4230 printer.

Laser Printers: The Company manufactures an 8 pages per minute ("ppm") laser printer, Model 7028, which competes with the IBM 4028, a 10ppm laser printer, and a model 7817, a 17 ppm laser printer. The Company's 7028 and the 7817 laser printers include features which are unavailable in the IBM printers and are designed to help solve printing problems for banks, insurance companies and other industries, which utilize distributed data processing, a method whereby documents are produced in one area but can be printed at remote locations. The Model 7817T, a new 17ppm RISC processor based laser printer, was introduced early in fiscal 1995. Later, in 1995, the Company introduced the 9508, a unique desktop AFP printer with support for duplex, 11" X 17" and a number of other advantages.

         Other printer enhancements, such as MICR check printing, and AFP Resource Caching (ARC), were introduced into Interface printers late in fiscal 1993. ARC is the ability to save fonts and overlay forms in the printer, eliminating the need to download the forms from the host at each printing session. These features continue to be enhanced and are included in the Company's new models that were introduced in fiscal 1995.

Circuit Boards: The Company through it's wholly owned subsidiary I.G.K. manufactures printed circuits boards. The circuit boards are single sided, double sided and multi-layered, with up to 10 layers.

Oasis: software for managing printing and viewing: In fiscal 1993, the Company began development of a new product, "Oasis", a software product which distributes AFP and other host printing capabilities to client-server environments in remote branch offices. Oasis, enables users to print or view business critical documents on LAN-attached printers and work-stations on their desktop. The Company plans to develop Oasis such that it will be available on all popular branch office operating systems, including Windows NT, OS/2 for the IBM PC, AIX for IBM's RS/6000, and SCO UNIX in fiscal 1996. Oasis is designed to improve business processes by distributing critical documents to branch offices where they are needed. The Company believes that Oasis can also decrease customer costs by reducing or eliminating the need for high speed page printers, mail rooms, and mailing costs. In early fiscal 1994, "Oasis" was introduced at a major computer printing trade show. Further software development on Oasis has continued throughout fiscal 1994 and 1995.

         In addition to Oasis, in 1995 the Company began re-marketing other software applications and tools for managing AFP printing and viewing. The Company has also begun offering consulting and training services in this same area. The result is that a broader array of Company products are now available to customers.

Data Communications

         The Company's Cleo Products Group designs and manufactures products used to connect personal computers, work-stations, and midrange computers to IBM-compatible mainframes. A typical Cleo product combines terminal emulation software and a communications board, which are installed in the PC, work-station, or midrange system.

         CLEO also focuses on providing connections to mainframe-based SNA (Systems Network Architecture) networks for personal computers running UNIX operating systems. Cleo's LINKix, recently renamed Cleo 3270, family of UNIX-to-SNA connectivity solutions has expanded to include 3270 emulation, 3770 RJE emulation, HLLAPI (High-Level Language Application Program Interface), and APPC (Advanced Program-to-Program communications) capabilities.

         In fiscal 1993, the variety of Cleo's LINKix products resulted in several new contracts to connect remote UNIX systems to SNA host computers, including a sale to Digital Equipment to be installed for a major retailer
with outlets throughout the U.S. and sales to two drug store chains.   These
sales contributed to Cleo's revenue growth in fiscal 1993 and fiscal 1994.

         Since 1994, IBM mainframe users have looked beyond traditional SNA to explore alternative enterprise networking solutions. In response to this trend, the Company extended its Cleo line of Unix-to-mainframe connectivity products to work in TCP/IP, X.25, and Token-Ring networks. In 1994 the Company also began work on new Cleo packages to support the Company's Oasis products and the increasingly prevalent client/server approach to distributed computing. Cleo 3270 client/server product was completed in fiscal 1995.

         Cleo also specializes in communications for EDI, the automated transfer of standard business documents, such as purchase orders, invoices, and shipping notices, over computer networks. Cleo's 3780Plus is the EDI industry's leading product for 3780/2780 RJE (Remote Job Entry) emulation in BSC (Binary Synchronous Communications) networks. 3780Plus has now been installed on over 85,000 computer systems worldwide.

         Changes continue to occur in the Company's EDI communications business and, accordingly, the Company has continued the development and enhancement of its 3780Plus products to ensure compatibility with virtually every major PC and work-station platform. For example, the Company developed a new Microsoft Windows-compatible version of its popular 3780Plus batch file transfer package. In 1994, the Company also added 3780Plus support for Digital Equipment Corporation's new Alpha AXP work-stations. In fiscal 1995, the Company introduced a synchronous communications product line called A+.

Marketing

         The Company's customers include end-users, brand label customers, original equipment manufacturers, distributors and system integrators. The Company sells or leases its products domestically utilizing direct advertising, Company sales personnel, independent manufacturers' representatives and distributors. The Company has sales offices and personnel in Ann Arbor, Michigan; Chicago, Illinois; Loves Park, Illinois; King of Prussia, Pennsylvania; and Irvine, California; and manufacturers' representatives in New York, North Carolina, Michigan, Kentucky, Illinois, Wisconsin, and Ohio.

         The Company's export sales are made to distributors and OEM's throughout the world, who resell and service the Company's products in their respective territories. The Company has written agreements with most of its foreign distributors. Printer and communication products sales in Europe are made through the Company's wholly-owned subsidiary, ISIL, a master distributor in the United Kingdom which sells to OEM's and other distributors throughout Europe.

         The following table sets forth certain information with respect to the Company's domestic and export sales during the fiscal years ended September 30, 1995, 1994, and 1993:

                                           Year Ended September 30,
                                           1995      1994      1993
                                           ----      ----      ----
        Domestic Revenues                $15,787   $20,529   $18,097
        Foreign Revenues                  54,456    18,483    15,685
                                         -------   -------   -------
        Net Revenues                     $70,243   $39,012   $33,782
                                         =======   =======   =======

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 1995 Compared to Fiscal 1994 and Fiscal 1994 Compared to Fiscal 1993."

         The Company markets its line of 3270-compatible printers and Oasis printing and viewing solutions primarily to Fortune 1,000 companies. The AS/400 printers extend the Company's market to small and medium-sized companies. The Company's Cleo products are sold to companies which have IBM mainframes or which access IBM mainframes from micro or midrange computers. In fiscal 1995, the Company completed the process of combining the communications sales and marketing with the printer sales and marketing, as customer prospects for the Company's products continue to overlap. The Company's printer customers include Alcatel Business Systems, Ltd., Amoco Corporation, Chrysler Corp., Electronic Data Systems Corp., International Business Machines Corporation, Moody's Investors Service, Boeing Computer Services, Honda of America MFG, Inc., McDonnell Douglas Aerospace Information Services Co., Mercy Center Hospital, Sears Roebuck and Co., Standard Electrik Lorenz Aktieng Ensellschaft, Morristown Memorial Hospital, Tennessee Valley Authority and Union Pacific Railroad, Allstate, Inc., Charles Schwab and Kroger Company.

         The Company maintains a printer service department which provides direct service for customers in Southeastern Michigan, Columbus, Ohio and Southern California. Elsewhere, the Company provides service through third parties, Bell Atlantic Business System Services and Vanstar Corporation, each of which has offices throughout the United States. Service to export customers is performed by the personnel of each foreign distributor. The Company trains and supports the personnel of Bell Atlantic Business System Services, Vanstar Corporation and its foreign distributors at the Company's headquarters.

Manufacturing and Supply

         The Company's manufacturing operations consist primarily of the assembly of parts purchased from other sources, including printer mechanisms, logic boards and power supplies. These parts are assembled into finished products which support the software developed at the Company. IGK manufactures printed circuit boards which are sold to the Company and to others. The Company has purchased and designed a variety of assembly and test equipment to reduce the cost and ensure the quality of the assembly process. A computerized system developed for the Company is used to manage purchasing, production, scheduling and inventory.

         Some components used in the Company's products are currently purchased from single or limited sources of supply. The Company purchases most of its printer mechanisms from Bull Italia and Canon. The Company believes that the loss of one or more suppliers would not have a material long-term impact on its operations but would cause significant production delays.

         The Company believes that backlog is not significant in its business because of the relatively short time span (approximately 24 hours to 30 days) between receipt of customer orders and product delivery. In addition, orders on hand may be subject to cancellation by the customer without substantial penalty.

Competition

         The Company operates in a highly competitive environment with several well-established competitors, many of which have substantially greater resources than the Company. Several of these competitors are independent suppliers, offering one or more types of products in competition with the Company. The Company believes that its major competitor is IBM.

         While competition in the market for the Company's products was previously primarily price-based, today the Company is differentiating itself through the unique features of its hardware and software products, as well as the products' reputation for reliability and ease of use, and the quality of the Company's support services. With respect to printers, the Company competes primarily on the basis of its ability to offer IBM plug-compatible printers that feature advantages in software and hardware design and performance over their IBM counterparts. Significant reductions in IBM printer prices could adversely affect the Company's revenues and margins. However, the effect on revenues and margins would be less than in previous years because printer revenues represent a smaller percentage of total revenues.

         The Company's printers are designed to be compatible with the IBM mainframe, and AS/400 and RS/6000 product lines. As IBM has periodically introduced new products or modified its lines of products, the Company has made appropriate modifications to its printers. If IBM discontinued or significantly redesigned its product lines, the Company's printer business could be adversely affected. With respect to Oasis printing and viewing software, the Company competes primarily with IBM products on the basis of features. Several other smaller companies are also attempting to enter this market.

         Competition for Cleo products consists of many large and smaller companies selling competing IBM 3270 products, and a limited number of small companies selling IBM 3780 products. Cleo has an excellent reputation in the IBM 3780 market, and in the UNIX to IBM mainframe connectivity market. Management believes that Cleo is viewed by the IBM connectivity communications industry as a company offering quality and high performance products, and engineering services capable of customizing user requirements.

         The Company's business is subject to the computer industry trend toward distributed data processing and downsizing or "rightsizing". The Company believes that this trend, along with a greater interest in Open Systems and LANS (Local Area Networks) at the branch office, offer new opportunities as well as new competition, for the Company's Printer, Oasis and Cleo products.

         The Company is adapting to the changing marketplace by merging its printer and communications technology for some of its new product development. The Company's new Oasis products are illustrative of this adaptation. The Oasis products use the Company's Cleo product technology for connectivity from the LAN to the headquarters mainframe and printer product software technology to provide mainframe printing capability on the LAN.

         Competition in Europe for core products sold by ISIL is similar to that in the United States. Competition for our distribution business in the UK consists of several distributors who are larger and carry broader product lines than the Company's distribution business, as well as many smaller competitors.

Product Development

         Since its inception, the Company has maintained a product development program and continues to supplement existing research and development capabilities through active recruiting of technical personnel and development of proprietary technology. Just as the Company is merging the sales and marketing for its communications and printer products, it has also begun to combine product development personnel. This combination is driving development of the Company's new Oasis product(s) which utilize both connectivity and printing software. The Company currently has a staff of approximately 35 persons who work closely with marketing and field personnel to determine emerging user needs in data processing, and who continually review and evaluate technological changes affecting the Company's primary market.

         The Company places great emphasis on research and product development and the employment of highly skilled and motivated individuals in these areas. Management believes that a strong product development staff is an important factor contributing to the Company's ability to compete successfully in the markets in which its products are sold. During the fiscal years ended September 30, 1995, 1994 and 1993, the Company expended approximately $712,000, $619,000, and $837,000, and respectively, for research, development and engineering. All of such costs were sponsored by the Company. These figures do not include software development costs which are capitalized under Financial Accounting Standards No. 86, equalling $1,998,022, $1,991,416, and $1,504,449 for the years ended September 30,
1995, 1994 and 1993, respectively. See Note 1 of Notes to Consolidated Financial Statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1995 Compared to Fiscal 1994."

Employees

         The Company currently employs approximately 210 employees. None of the Company's employees are represented by collective bargaining unit, and the Company believes its employee relations to be good.


ITEM 2.  PROPERTIES

         The Company's principal office and manufacturing facilities occupy approximately 66,000 square feet in two buildings located in Ann Arbor, Michigan. All the facilities were designed and built to the Company's specifications and the Company believes that they are adequate for its present and for its future operations.

         The Company also rents office space in London, England; Birmingham, England; California, Illinois, Pennsylvania, and France, with an annual rental expense of $301,000 expected for fiscal 1996. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common stock is traded on the Nasdaq Stock Market National Market under the symbol "INTF". The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported on the Nasdaq National Market:

                                             High           Low
                                             ----           ----
       Fiscal 1994
         First Quarter                    $ 4.625         $3.625
         Second Quarter                     4.875          3.875
         Third Quarter                      5.625          4.375
         Fourth Quarter                     4.875          4.000

       Fiscal 1995
         First Quarter                     $10.00          $4.50
         Second Quarter                      9.25           6.75
         Third Quarter                       8.00           5.375
         Fourth Quarter                      6.25           4.875

         The last reported sale price for the Company's Common Stock on December 26, 1995, as reported on the Nasdaq National Market, was $10.75. On December 26, 1995, there were approximately 930 holders of record of the Company's Common Stock.

         As of December 26, 1995, there were approximately 30 holders of record of the Company's Warrants. The Warrants, which were extended in May 1995, expire on December 29, 1995. See Note 10 of Notes to Consolidated Financial Statements for information relating to the Warrants.

         The Company initiated the payment of cash dividends during fiscal 1994. Dividends of $0.4 per share, when declared are paid quarterly to holders of the Company's Common Stock. A quarterly dividend of $0.04 per share has been paid through November 1995. The payment of future dividends will depend on the Company's business, prospects and other factors considered by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data was derived from the Company's Consolidated Financial Statements which were audited by BDO Seidman, LLP.
The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto set forth elsewhere in this report.

                                            Year Ended September 30,
                                 1995       1994        1993       1992       1991
                                 ----       ----        ----       ----       ----
                                      (In thousands, except per share data)
Income Statement Data (1)(2):
Net Revenues............      $70,243    $39,012     $33,782    $42,533    $34,105
Cost of Revenues .......       57,516     24,500      20,534     26,440     20,723
                               ------     ------      ------     ------     ------
Gross Profit............       12,727     14,512      13,248     16,093     13,382
Product Development Costs,
 Selling, General and
 Administrative
 Expenses ..............       11,960     10,094      10,026     13,133     12,187
                               ------     ------      ------     ------     ------
Operating Income........          767      4,418       3,222      2,960      1,195
Dividend and Interest
 Income.................          186        131          39        174        187
Interest Expense........         (264)      (172)       (210)      (318)      (324)
Net Losses and Costs
 of Spin-off of
  Subsidiary (2)........           --         --        (163)      (400)       ---
Miscellaneous...........           17         13          (6)       (66)       (80)
                                 ----       ----        ----       ----       ----
Income Before Taxes
 on Income and
  Accounting Change.....          706      4,390       2,882      2,350        978
                                 ----      -----       -----      -----       ----
Taxes on Income (3).....          540      1,428       1,177        868        292
                                 ----      -----       -----      -----       ----
Income before
 Accounting Change......          166      2,962       1,705      1,482        686
Accounting Change (4)...           --       (127)        --          --         --
                                 ----      -----       -----      -----      -----
Net Income..............        $ 166    $ 2,835     $ 1,705     $1,482     $  686
                                 ====    =======     =======     ======     ======
Earnings per Share (4)(5)     $   .04    $   .68     $   .41     $  .35   $   .16
Dividends per Share.....      $   .16    $   .16         ---        ---       ---
Weighted Average Shares
 Outstanding (5)........      $ 4,239    $ 4,170     $ 4,141     $ 4,263  $ 4,232

                                              As of September 30,
                                1995       1994       1993        1992       1991
                                ----       ----       ----        ----       ----
                                                  (In thousands)
Balance Sheet Data (1)(2):
  Working Capital.........    $11,622    $12,420     $11,328     $ 9,754   $14,159
  Total Assets............     33,952     31,899      25,362      29,809    30,412
  Long-Term Debt..........        287        334         487         663     2,181
  Stockholders' Equity....     21,214     21,421         139      24,344    23,434
-------------
(1)      Reflects the operating results of ISIL since February 1, 1992 and the operating results of the distribution business acquired from Mekom plc since August 1, 1994.

(2)      The 1991 and 1992 financial statements include the accounts of Nematron Corporation, a former wholly-owned subsidiary of the Company which was spun-off in February 1993.  At September 30, 1992, the measurement date of this transaction, the net assets of Nematron were separately classified in the balance sheet as "Net Assets of Subsidiary Held for Disposal" and a provision of $400,000 was recorded for the estimated 1993 losses of and costs of the spin-off.  The 1993 results of operations of Nematron are not reflected in the financial statements; however, the net loss of Nematron for the five months ended February 28, 1993 and the 1993 costs of the spin-off in excess of the amount provided for at September 30, 1992 are recorded as an other expense.

(3)      See Note 7 of Notes to Consolidated Financial Statements.

(4)      The accounting change reflects the Company's adoption of SFAS 109, "Accounting for Income Taxes" in the first quarter of 1994.  This accounting change reduced net income by $127,000 or $0.03 per share.  See Note 1 of Notes to Consolidated Financial Statements.

(5)      See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table is included as an aid to understanding the Company's operating results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the Notes thereto) appearing elsewhere in this report.

                       Percentage Relationship to Net Revenues
                              Year Ended September 30,
                                 1995        1994        1993
                                 ----        ----        ----
Net Revenues...............     100.0%      100.0%      100.0%
Cost of Revenues...........      81.9        62.8        60.8
                                -----       -----       -----
Gross Profit...............      18.1        37.2        39.2
Product Development,
 Selling, General and
 Administrative Expenses...      17.0        25.9        29.7
                                -----       -----       -----
Operating Income...........       1.1        11.3         9.5
Losses and costs of spinoff
  of subsidiary............        --          --        (0.5)
Other Income...............       0.3         0.4         0.1
Interest Expense...........      (0.4)       (0.4)        0.6
                                 ----        ----        ----
Income Before Taxes on
  Income and Accounting
  Change .................        1.0        11.3         8.5
Accounting Change .........        --        (0.3)         --
Taxes on Income............       0.8         3.7         3.5
                                 ----        ----        ----
Net Income.................       0.2%        7.3%        5.0%
                                 ====        ====        ====

Overview

         The Company has established itself in Advanced Function Presentation(AFP) by offering a broad line of printers and software for network servers that support printing and viewing of the output from IBM mainframe and mini (AS/400) computers. The Company is active in XPLOR, the national trade association that deals with electronic document management solutions for large corporations. XPLOR's membership is made up of many Fortune 500 companies and others.

         The Company's Cleo 3270 products which made their first significant contribution to revenues in fiscal 1992 gained in importance in fiscal 1993 and 1994. Installation of these products pursuant to several major contracts with large retail companies began in fiscal 1993 and was completed in fiscal 1994. The 3780 Plus product enhancements, introduced over the last two years, continued to be well received by the electronic data
interchange (EDI) market.   In fiscal 1995 the Cleo product group completed
its Cleo 3270 client server product and introduced A+, a synchronous file transfer product.

         In fiscal 1993, the Company began the process of combining printer AFP engineering and 3270 LINKix engineering to design new products which the Company anticipates will be responsive to the changing industry. "Oasis" is the first product resulting from this combination and was introduced in November 1993 at the annual XPLOR conference. This effort was significant since it began the integration of the Company's major product lines which heretofore had been separate. In fiscal 1994 and 1995, the Company has continued the expansion and improvement of its Oasis product technology.
The Company currently is aggressively marketing Oasis. In fiscal 1995, the Company moved the Cleo product group into a 12,000 square foot addition to its corporate headquarters.
This physical combination of sales, marketing and engineering is part of the Company's continuing efforts to expand areas of synergy between printing connectivity and communication products.

         In fiscal 1995 IGK continued to supply printed circuit boards to the Company and outside customers throughout the midwest and the southeast.

         As a result of the purchase of Mekom distribution by ISIL, the Company's revenues increased significantly in fiscal 1995. These increased revenues from the distribution of computer products in the UK generated significantly lower margins compared to the Company's traditional product mix.

Fiscal 1995 compared to Fiscal 1994

         Net revenues for the fiscal year ended September 30, 1995 increased 80.1% over the previous fiscal year. The increase was due to higher revenues from the ISIL distribution business in Slough and Birmingham, England (Mekom). In fiscal 1995, the Company operated the Mekom business for 12 months versus 2 months in fiscal 1994. See Note 13 of Notes to Consolidated Financial Statements. Core product sales (printers and communications) were down approximately 20% from fiscal 1994. The majority of the reduction in core product revenue was attributable to the lack of large corporate communications sales of Cleo 3270 product in fiscal 1995. In fiscal 1994, the Company had significant deliveries on four large corporate contracts for its Cleo 3270 products. While there can be no assurance that there will be future large contracts for the Company's Cleo 3270 products, opportunities continue to be pursued. See the table on page 6 for revenue comparisons of domestic versus foreign revenues for the last three years.

         Cost of revenues for fiscal 1995 was 81.9% of net revenues versus 62.8% in fiscal 1994. The increase is primarily due to the increased distribution business which has very high cost of sales. Margins in the distribution business were very low due to the nature of the business which has gross margins of 6% to 8%, as well as competitive pressures which can drive margins even lower on very large sales. In the core product area, the Company's cost of revenues were up approximately 4.5% due to the product mix of reduced high margin Cleo 3270 software sales, the writedown of slow moving printer inventory and amortization of software development cost increases in fiscal 1995 versus 1994.

         Product development, selling and general and administrative expenses ("operating expenses") were 17% of net revenues for fiscal 1995 versus 25.9% for fiscal 1994. The large reduction in operating expenses as a percent of revenues is due primarily to the large increase in revenues from the Company's United Kingdom distribution business which has much lower operating expenses as a percent of revenue than our core businesses. In fiscal 1995, the Company had twelve months of revenues from the Mekom acquisition versus only two months in fiscal 1994. In an absolute sense, Product Development expenses were up 11.2% in 1995 vs. 1994 while capitalized software development costs remained flat. The increase was due to higher expenditures for Oasis and Cleo new product development. Selling and general and administrative expenses were up 19.6% in an absolute sense, primarily as a result of expenses that were required to support ISIL's growth. In addition, a $669,000 bad debt charge was incurred in the UK distribution business, due to a single customer filing for receivership.
The Company has modified its procedures to reduce the probability of similar bad debt occurances in the future.

         Operating Income was 1.1% of net revenues in fiscal 1995 versus 11.3 % in fiscal 1994. This decrease was primarily due to the poor performance of ISIL which had an operating loss of $851,895 in fiscal 1995 versus an operating loss of $53,918 in fiscal 1994. The increased operating loss at ISIL was primarily due to the $669,000 bad debt loss previously mentioned. The Company expects ISIL's performance to improve in fiscal 1996 due to increased core product and distribution revenues, as well as tighter accounting controls. The Companies Operating Income was also negatively impacted by a significant reduction in revenue from the Company's Cleo 3270 products in fiscal 1995 versus fiscal 1994. (See the first paragraph under the caption Fiscal 1995 Compared To Fiscal 1994 above.)

         Taxes on income were 0.8% of net revenues in fiscal 1995 versus 3.7% in fiscal 1994. The effective tax rate in fiscal 1995 was 76.44% versus 32.5% in fiscal 1994. The higher effective tax rate in fiscal 1995 was primarily due to the Non-deductible losses of our foreign subsidiary ISIL and increased amortization of goodwill combined with lower pre-tax income. See Note 7 of Notes to Consolidated Financial Statements.

         As a result of the above factors, net income in fiscal 1995 decreased to 0.2% of net revenues versus 7.3% of net revenues in fiscal 1994.

Fiscal 1994 compared to Fiscal 1993

         Net revenues for the fiscal year ended September 30, 1994 increased 15.5% over the previous fiscal year. The increase was primarily due to increased revenues from ISIL and communications products, combined with reduced sales of printer products. ISIL's revenue increase is primarily attributable to the acquisition of the distribution business of Mekom, plc. as of August 1, 1994.

         Cost of revenues for fiscal 1994 was 62.8% of net revenues versus 60.8% in fiscal 1993. The increase is primarily due to slightly lower margins for printer products and for ISIL sales, partially offset by higher margins for communications products. In addition, cost of revenues was increased in fiscal 1994 by increased amortization of software versus fiscal 1993.

         Product development, selling and general and administrative expenses ("operating expenses") were 25.9% of net revenues for fiscal 1994 versus 29.7% for fiscal 1993. Operating expenses were down as a percentage of net revenues due to lower costs associated with reduced revenues from the Company's printer business, as well as only modest dollar (but not percentage) increases at Cleo and ISIL. In addition, operating expenses were reduced because of increased capitalization of software in development costs fiscal 1994 versus fiscal 1993.

         Operating income was 11.3% of net revenues in fiscal 1994 versus 9.5% in fiscal 1993. This increase was primarily due to increased revenues and margins from our communication product sales combined with improved performance by ISIL.

         Taxes on income were 3.7% of net revenues in fiscal 1994 versus 3.5% in fiscal 1993. The effective tax rate in fiscal 1994 was 32.5% versus
40.8% in fiscal 1993. The lower effective rate in fiscal 1994 was due to the improved performance of ISIL, whose losses are not deductible for U.S. tax purposes and research and development credits available in fiscal 1994. See Note 7 to Notes to Consolidated Financial Statements. The accounting change which has been previously discussed was 0.3% of net revenues in fiscal 1994. See Note 1 to Notes to Consolidated Financial Statements.

         As a result of the above factors, net income in fiscal 1994 increased to 7.3% of net revenues versus 5% of net revenues in fiscal 1993.

Liquidity and Capital Resources

         Internally generated funds, supplemented by borrowing under the Company's bank line of credit, have been the primary sources used to fund the Company's needs for working capital and capital expenditures. The Company believes that internally generated funds and existing lines of credit will be sufficient to meet its working capital needs and to fund anticipated capital expenditures for the upcoming fiscal year.

         As of September 30, 1995, the Company's working capital was $11,622,000. The Company's working capital as of September 30, 1994 and 1993 was $12,420,000 and $11,328,000, respectively.

         The Company experienced increases in its buildings and improvements of $846,384 due to the addition of 12,000 square feet at our headquarters in Ann Arbor and $930,986 of other fixed asset additions. Notes payable increased by $2,224,258 in fiscal 1995 primarily due to the added borrowing required to support the expanding distribution business in the UK.

         At September 30, 1995, the Company had $3,735,758 in cash and short term investments. The Company has lines of credit agreements for working capital which currently permit it to borrow up to $8,388,500 on an unsecured basis. These lines expire at various dates through June 30, 1996 and are subject to annual renewal thereafter. As of September 30, 1995, $4,367,318 was outstanding under these lines of credit. See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows

          Net cash provided by operating activities was $2,433,934 in fiscal 1995 compared to $6,746,465 in fiscal 1994. The decrease was primarily due to the large reduction in net income. In addition, the change was caused by decreased cash flows from other operating activities, primarily increases in accounts receivable in prepaid expenses.

         Net cash used in investing activities in fiscal 1995 was $3,754,258 down from $4,806,479 in fiscal 1994 when $2,017,200 was spent to purchase the Mekom business. In fiscal 1995 $1,777,370 was spent on additions to property and equipment, more than half of which was used to purchase of our new building addition.

         Net cash provided from financing activities in fiscal 1995 was $1,704,893 compared to $479,102 used in financing activities in fiscal 1994. The increase was primarily due to an increase in notes payable in fiscal 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and schedules filed herewith are set forth in the Index to Financial Statements and Supplementary Data (on Page F-1 of the separate financial section which follows page 15 of this report) and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                      PART III

         Information required by Part III (Items 10, 11,12, and 13) of the Form 10-K is incorporated by reference from Interface Systems, Inc.'s definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made a part of, this Form 10-K.


                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements, Schedules and Exhibits

         1-2. The financial statements and schedules filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1 of the separate financial section which follows page 15 of this report) and are incorporated herein by reference.

         3. The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section which follows the financial section of this report) and are incorporated herein by reference.

         (b) The Company filed no current reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1995.

                               Interface Systems, Inc.
                                  and Subsidiaries

                          Consolidated Financial Statements
                    Years Ended September 30, 1995, 1994 and 1993

Report of Independent Certified Public Accountants             F-2

Financial Statements
     Consolidated Balance Sheets                               F-3
     Consolidated Statements of Income                         F-5
     Consolidated Statements of Stockholders' Equity           F-6
     Consolidated Statements of Cash Flows                     F-7

Notes to Consolidated Financial Statements                     F-9

Financial Statement Schedules
     Report of Independent Certified Public Accountants        S-1
     Schedule II - Valuation and Qualifying Accounts           S-2

                 Report of Independent Certified Public Accountants


To the Board of Directors
Interface Systems, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Interface Systems, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interface Systems, Inc. and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

                                           /S/  BDO SEIDMAN, LLP
                                                BDO SEIDMAN, LLP

Troy, Michigan
November 10, 1995

                      Interface Systems, Inc. and Subsidiaries
                             Consolidated Balance Sheets

September 30,                                          1995        1994
-------------                                          ----        ----
Assets
Current Assets:
  Cash and equivalents                           $3,735,758  $3,347,282
  Accounts receivable, less allowance for
    doubtful accounts of $248,000 and $133,000   10,068,828   9,447,455
  Inventories (Note 4)                            7,360,204   7,735,229
  Prepaid expenses and other current assets       1,115,256     495,597
  Deferred income taxes (Note 7)                    413,000     361,000
                                                 ----------  ----------
Total Current Assets                             22,693,046  21,386,563
Property and Equipment (Note 6)
  Land                                              231,383     202,300
  Buildings and improvements                      2,603,851   1,757,467
  Machinery and equipment                         5,425,570   4,914,115
                                                  ---------   ---------
                                                  8,260,804   6,873,882
  Less accumulated depreciation                   3,642,880   3,175,689
                                                  ---------   ---------
Net Property and Equipment                        4,617,924   3,698,193
                                                  ---------   ---------
Other
  Goodwill, less accumulated amortization of
    $1,620,983 and $1,260,501 (Note 3)            3,204,694   3,546,452
  Software development costs, less accumulated
    amortization of $2,927,340 and $2,831,377     3,032,987   2,607,061
  Miscellaneous                                     403,799     661,035
                                                  ---------   ---------
Total Other Assets                                6,641,480   6,814,548
                                                 ----------  ----------
                                                $33,952,450 $31,899,304
                                                 ==========  ==========

See accompanying notes to consolidated financial statements.

                      Interface Systems, Inc., and Subsidiaries
                             Consolidated Balance Sheets

September 30,                                          1995        1994
-------------                                          ----        ----
Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable (Note 5)                         $4,367,318  $2,143,060
  Accounts payable                                6,070,074   5,680,798
  Accruals
    Compensation                                    348,147     574,515
    Other                                             2,230     221,605
  Deferred revenue                                  230,663     199,236
  Current maturities of long-term debt (Note 6)      52,400     147,400
                                                 ----------   ---------
Total Current Liabilities                        11,070,832   8,966,614

Long-Term Debt, less current maturities (Note 6)    286,546     333,816

Deferred Income Taxes (Note 7)                    1,381,000   1,178,000
                                                 ----------  ----------
Total Liabilities                                12,738,378  10,478,430
                                                 ----------  ----------
Commitments and Contingencies (Notes 8 and 9)

Stockholders' Equity (Notes 10 and 11)
  Common stock, $.10 par value, shares
    authorized 8,000,000; outstanding
    4,212,418 and 4,153,368                         421,242     415,337
  Additional paid-in capital                      9,114,577   8,827,685
  Cumulative foreign currency translation
    adjustment                                     (198,169)   (202,076)
  Retained earnings                              11,876,422  12,379,928
                                                 ----------  ----------
Total Stockholders' Equity                       21,214,072  21,420,874
                                                 ----------  ----------
                                                $33,952,450 $31,899,304
                                                 ==========  ==========

See accompanying notes to consolidated financial statements.

                      Interface Systems, Inc., and Subsidiaries
                          Consolidated Statements of Income

Year Ended September 30,                          1995          1994          1993
Net Revenues                               $70,243,216   $39,012,086   $33,781,632
Cost of Revenues                            57,516,563    24,500,363    20,534,203
                                            ----------    ----------    ----------
Gross Profit                                12,726,653    14,511,723    13,247,429
                                            ----------    ----------    ----------
Product Development Costs                    1,453,605     1,307,523     1,478,386
Selling, General and Administrative
  Expenses                                  10,506,062     8,786,591     8,547,548
                                            ----------     ---------     ---------
                                            11,959,667    10,094,114    10,025,934
                                            ----------    ----------    ----------
Operating Income                               766,986     4,417,609     3,221,495
                                               -------     ---------     ---------
Other Income (Expense)
  Interest expense                            (263,758)     (171,701)     (209,583)
  Dividend and interest income                 186,064       131,030        39,162
  Net losses and costs of spin-off
    of subsidiary (Note 2)                         --            --       (162,539)
  Miscellaneous                                 17,094        12,839        (6,073)
                                               -------       -------       -------
Net Other Expenses                             (60,600)      (27,832)     (339,033)
                                                ------        ------       -------
Income Before Taxes On Income and Cumulative
  Effect of Change in Accounting Principle     706,386     4,389,777     2,882,462
Taxes On Income (Note 7)                       540,000     1,428,000     1,177,000
                                               -------     ---------     ---------
Income Before Cumulative Effect of Change
  in Accounting Principle                      166,386     2,961,777     1,705,462
Cumulative Effect of Change in
  Accounting Principle (Note 1)                    --       (127,000)        --
                                               -------     ---------     ---------
Net Income                                   $ 166,386   $ 2,834,777   $ 1,705,462
                                               =======     =========     =========
Earnings Per Share Before Cumulative Effect
  of Change in Accounting Principle             $ 0.04        $ 0.71        $ 0.41
Cumulative Effect of Change in
  Accounting Principle                              --          (.03)           --
                                                  ----          ----          ----
Net Earnings Per Share                          $ 0.04        $ 0.68        $ 0.41
                                                  ====          ====          ====

See accompanying notes to consolidated financial statements.

                                                          F-5

                      Interface Systems, Inc., and Subsidiaries
                   Consolidated Statements of Stockholders' Equity
                    Years Ended September 30, 1995, 1994 and 1993

                                                               Cumulative
                                                   Additional     Foreign                      Total
                                   Common Stock       Paid-In    Currency     Retained Stockholders'
                                  Shares   Amount     Capital Translation     Earnings        Equity
                                  ------   ------   --------- -----------   ----------   -----------
Balance, September 30, 1992    4,147,882 $414,789  $8,817,604   $(153,238) $15,264,659   $24,343,814
  Net income                        --        --         --          --      1,705,462     1,705,462
  Issuance of stock                9,009      900      29,901        --           --          30,801
  Retirement of stock            (24,000)  (2,400)    (84,600)       --           --         (87,000)
  Spin-off of subsidiary
    (Note 2)                        --        --         --        30,601   (6,760,857)   (6,730,256)
  Foreign currency translation      --        --         --      (124,073)        --        (124,073)
                                --------  -------   ---------     -------   ----------    ----------
Balance, September 30, 1993    4,132,891  413,289   8,762,905    (246,710)  10,209,264    19,138,748
  Net income                        --        --         --          --      2,834,777     2,834,777
  Issuance of stock               20,477    2,048      64,780        --           --          66,828
  Cash dividends -
     $.16 per share                 --        --         --          --       (664,113)     (664,113)
  Foreign currency translation      --        --         --        44,634         --          44,634
                               ---------  -------   ---------     -------   ----------    ----------
Balance, September 30, 1994    4,153,368  415,337   8,827,685    (202,076)  12,379,928    21,420,874
  Net income                        --        --         --          --        166,386       166,386
  Issuance of stock               59,050    5,905     286,892        --           --         292,797
  Cash dividends -
     $.16 per share                 --        --         --          --       (669,892)     (669,892)
  Foreign currency translation      --        --         --         3,907         --           3,907
                               ---------  -------   ---------     -------   ----------    ----------
Balance, September 30, 1995    4,212,418 $421,242  $9,114,577   $(198,169) $11,876,422   $21,214,072
                               =========  =======   =========     =======   ==========    ==========

See accompanying notes to consolidated financial statements.

                      Interface Systems, Inc., and Subsidiaries
                        Consolidated Statements of Cash Flows

Year Ended September 30,                          1995          1994          1993
------------------------                          ----          ----          ----
Cash Flows From Operating Activities
  Net income                                 $ 166,386   $ 2,834,777   $ 1,705,462
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation and amortization          2,972,277     2,524,367     2,065,999
      Deferred income taxes                    151,000       372,000       287,000
      Loss on sale of fixed assets              24,727           --          4,398
      Decrease (increase) in accounts
        receivable                            (621,373)   (4,561,440)      833,606
      Decrease (increase) in inventories       375,025     1,406,909      (945,386)
      Decrease (increase) in prepaid
        expenses and other current assets     (619,659)      140,532      (127,800)
      Decrease (increase) in other assets       10,591        40,955      (237,739)
      Increase (decrease) in accounts
        payable                                389,276     3,844,025      (108,352)
      Increase (decrease) in accruals         (445,743)      191,844        (9,793)
      Increase (decrease) in deferred
        revenue                                 31,427       (47,504)       91,220
                                             ---------     ---------     ---------
Net Cash Provided By Operating Activities    2,433,934     6,746,465     3,558,615
                                             ---------     ---------     ---------
Cash Flows From Investing Activities
  Additions to property and equipment       (1,777,370)     (797,863)   (1,014,484)
  Proceeds from disposals of property
    and equipment                               21,134           --         40,395
  Additions to software development costs   (1,998,022)   (1,991,416)   (1,504,449)
  Cash paid for purchase of
     Mekom Distribution                            --     (2,017,200)          --
                                             ---------     ---------     ---------
Net Cash Used In Investing Activities       (3,754,258)   (4,806,479)   (2,478,538)
                                             ---------     ---------     ---------

Cash Flows From Financing Activities
  Net increase in notes payable              2,224,258       207,146       248,488
  Additions to long-term debt                     --             --        110,000
  Reduction of long-term debt                 (142,270)      (88,963)     (255,189)
  Issuance of stock                            292,797        66,828        30,801
  Retirement of stock                             --             --        (87,000)
  Cash dividends paid                         (669,892)     (664,113)          --
                                             ---------       -------       -------
Net Cash Provided By (Used In)
  Financing Activities                       1,704,893      (479,102)       47,100
                                             ---------       -------       -------
Foreign Currency Translation                     3,907        44,634      (124,073)
                                               -------     ---------     ---------
Net Increase In Cash and Equivalents           388,476     1,505,518     1,003,104
Cash and Equivalents, beginning of year      3,347,282     1,841,764       838,660
                                             ---------     ---------     ---------
Cash and Equivalents, end of year           $3,735,758    $3,347,282    $1,841,764
                                             =========     =========     =========

See accompanying notes to consolidated financial statements.

                      Interface Systems, Inc., and Subsidiaries
                     Notes to Consolidated Financial Statements

1.       Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Interface Systems, Inc. (the "Company") and its wholly-owned subsidiaries, I.G.K. Industries, Inc. ("I.G.K."), Interface Systems International, Ltd. ("ISIL"), Interface Systems International, Inc. ("FSC"), and Scitronix Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. At times such cash and equivalents in banks are in excess of the respective financial institution's FDIC insurance limit. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts receivable, when necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates which are made.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets, ranging from 3 to 33 years, using primarily the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes.

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over periods not exceeding 15 years. The Company reviews goodwill for impairment based upon undiscounted cash flows over the remaining life of the goodwill. If necessary, impairment will be measured based on the difference between undiscounted future cash flows and the net book value of the related goodwill.

Software Development Costs

In compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain computer software development costs have been capitalized. Capitalization of computer software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method over the remaining estimated economic lives of the respective products, ranging from two to five years. Amortization amounted to $1,572,096, $1,221,715, and $771,374 for the years ended September 30, 1995, 1994 and 1993, respectively, and is included in cost of revenues.

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries are translated at exchange rates in effect on the balance sheet date, and revenue and expenses are translated using a weighted average exchange rate during the period. Cumulative adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity.

Revenue Recognition

Revenues from product sales are recognized upon shipment to the customer. Lease and service revenues are recognized ratably over the contractual period or as the services are performed. Revenues from licenses of software products are recognized when the product is shipped and the Company has no further obligation to the customer. Deferred revenue represents advance billings on service contracts.

Research and Development Costs

Research and development costs, excluding the costs capitalized as computer software development costs, are expensed in the period incurred. These costs, representing engineering salaries, fringe benefits, other direct expenses and a portion of the Company's overhead, are included in the accompanying consolidated financial statements as product development costs. Research and development expenses for the years ended September 30, 1995, 1994 and 1993 were approximately $712,000, $619,000 and $837,000, respectively.

Taxes on Income

Deferred income taxes are recorded to reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Effective October 1, 1993, the Company changed its method of accounting for income taxes to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Prior year financial statements have not been restated. The cumulative effect of adopting Statement No. 109 as of October 1, 1993 was to decrease net income for the year ended September 30, 1994 by $127,000.

Earnings Per Share

Earnings per share amounts have been calculated using the weighted average number of shares and common stock equivalents outstanding for the respective periods. The antidilutive effect of outstanding options and warrants of the Company is excluded from the earnings per share calculations presented in the consolidated statements of income. The weighted average number of shares outstanding were 4,238,889, 4,169,781 and 4,141,290 for fiscal years 1995,
1994 and 1993, respectively.

Consolidated Statements of Cash Flows

For the purposes of this statement, the Company considers money market funds to be cash equivalents.

2.       Common Stock Distribution

In November 1992, the Board of Directors of the Company approved the distribution of all of the outstanding stock of Nematron to Interface's stockholders subject to, among other things, the receipt of regulatory approvals. In February 1993, the Company distributed all of its Nematron stock, totaling 1,377,776 shares. The transaction was accounted for as a spin-off and, accordingly, stockholders' equity was decreased by $6,730,256 in fiscal 1993, representing the net asset value of Nematron at the spin-off date.

The accompanying statement of income for the year ended September 30, 1993 includes the net losses and costs of the spin-off, in excess of the prior year estimated provision, totaling $162,539.

3.       Business Acquisition

In August 1994, ISIL acquired certain assets of Mekom Computer Products PLC ("Mekom"), a British company, for $2,017,200. The acquisition was accounted for as a purchase and, accordingly, the acquired assets have been recorded on ISIL's books at the estimated fair values at the date of acquisition. The excess of the total purchase price over the estimated fair value of assets acquired was $1,121,617 and is included as goodwill in the accompanying consolidated balance sheets. The consolidated statements of income include the operating results of Mekom from August 1994.

4.       Inventories

Inventories are summarized as follows:

September 30,                             1995          1994
                                          ----          ----
Purchased parts and accessories     $2,853,910    $3,810,521
Finished goods                       2,648,988     2,165,016
Work-in-process                      1,005,203       839,574
Service parts and demo units           852,103       920,118
                                     ---------     ---------
                                    $7,360,204    $7,735,229
                                     =========     =========

5.       Lines-of-Credit and Notes Payable

The Company has a working capital credit facility with a bank, expiring February 1996, under which the Company may borrow up to $3,500,000. Borrowings under this agreement are unsecured and bear interest at the bank's prime rate. There were no borrowings outstanding with respect to this agreement at September 30, 1995 and 1994.

ISIL has a short-term credit facility with a bank, expiring February 1996, under which it may borrow up to $4,738,500. Borrowings under this facility are guaranteed by the Company, bear interest at LIBOR plus 2% (9.00% at September 30, 1995 and 7.34% at September 30, 1994) and are due on demand. Borrowings outstanding at September 30, 1995 and 1994 were $4,367,318 and $2,143,060, respectively.

The ISIL credit facility contains a restrictive covenant requiring ISIL to maintain positive tangible net worth. ISIL was in compliance with this covenant at September 30, 1995 and 1994.

IGK has a short-term credit facility with a bank under which it may borrow up to $150,000. Borrowings are collateralized by accounts receivable, inventory, and machinery and equipment and bear interest at .5% over the bank's prime rate. There were no borrowings outstanding under this facility at September 30, 1995 and 1994.

6.       Long-Term Debt

Long-term debt consists of the following:

September 30,                               1995       1994
                                            ----       ----
Installment loan payable-bank, payable
  in monthly installments of $3,696
  including interest at 0.25% over
  the bank's prime rate (9.0% at
  September 30, 1995), due March
  1997, unsecured                        $284,247  $304,972

Installment loan payable-bank, payable
  in monthly installments of $2,212
  plus interest at 7.65%, through
  October 1997, collateralized by
  equipment                                54,699    81,244

Non-compete agreement, paid in full
  during 1995                                 --     95,000
                                          -------   -------
                                          338,946   481,216
Less current maturities                    52,400   147,400
                                          -------   -------
                                         $286,546  $333,816
                                          =======   =======

The aggregate amounts of long-term debt maturing in each of the next three fiscal years are as follows: 1996 - $52,400; 1997 - $285,000; and 1998 -
$1,546.

7.       Taxes on Income

Provisions for taxes on income in the consolidated statements of income are made up of the following components:

Year Ended September 30,        1995         1994        1993
                                ----         ----        ----

Current - U.S. federal      $389,000   $1,056,000    $890,000
Deferred - U.S. federal      151,000      372,000     287,000
                             -------    ---------     -------
                            $540,000   $1,428,000  $1,177,000
                            ========    =========  ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows:

September 30,                              1995        1994
                                           ----        ----
Deferred Tax Liabilities
  Tax depreciation and amortization
    greater than book amounts        $1,381,000   $1,178,000
                                      =========    =========
Deferred Tax Assets
  Net operating loss carryforwards
    of ISIL                            $612,000     $322,000
  Receivable and inventory reserves     248,000      195,000
  Employee benefit accruals             107,000      107,000
  Inventory costs under uniform
    capitalization rules                 43,000       47,000
  Other                                  15,000       12,000
                                      ---------      -------
                                      1,025,000      683,000
Valuation Allowance for Deferred Tax
  Assets of ISIL                       (612,000)    (322,000)
                                       --------      -------
Net Deferred Tax Assets                $413,000     $361,000
                                        =======      =======

The following reconciles the statutory federal income tax rate to the Company's effective tax rate:

Year Ended September 30,             1995     1994     1993
                                     ----     ----     ----
Income tax based on the federal
  statutory rate                    34.00%   34.00%   34.00%
Increase (decrease) in taxes
  resulting from:
    Benefits of FSC non-taxable
       income                       (7.29)    (.40)   (2.15)
    Research and development
       credits                      (4.67)   (2.74)      --
    Amortization of goodwill        13.74     2.21     3.43
    Non-deductible losses of
       foreign subsidiaries         41.00      .42     4.93
    Other                            (.34)    (.96)     .62
                                    -----     ----     ----
                                    76.44%   32.53%   40.83%
                                    =====    =====    =====

The domestic and foreign components of income (loss) before taxes on income were as follows:

Year Ended September 30,             1995         1994         1993
                                     ----         ----         ----
Domestic                       $1,558,281   $4,443,695   $3,299,841
Foreign                          (851,895)     (53,918)    (417,379)
                                ---------    ---------    ---------
                                 $706,386   $4,389,777   $2,882,462
                                 ========    =========    =========

ISIL has net operating loss carryforwards totalling approximately $1,799,000 at September 30, 1995.

8.       Retirement Plan

The Company has established a defined contribution retirement plan for all eligible employees. Participants may make basic contributions from 2% to 8% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. The Company makes a basic contribution of 100% of the amount contributed by participants, up to 4% of participant compensation, and may make additional contributions as approved by the Board of Directors. The Company recognized approximately $299,000, $223,000 and $251,000 of expense related to this plan for the years ended September 30, 1995, 1994 and 1993, respectively.

In addition, ISIL maintains a defined contribution pension plan for all eligible employees. ISIL recognized approximately $112,000, $105,000 and $89,000 of expense related to this plan for the years ended September 30, 1995, 1994 and 1993, respectively.

9.       Commitments and Contingencies

The Company has various operating leases which require future minimum rental payments in excess of one year as follows: 1996 - $301,000; 1997 - $272,000; 1998 - $224,000; 1999 - $207,000; and 2000 - $207,000. Rent
expense for the years ended September 30, 1995, 1994 and 1993 was $375,000, $243,000 and $210,000, respectively.

In August 1995, the Board of Directors authorized the acquisition by the Company of up to 400,000 shares of its common stock at prices not to exceed $5 per share. No common stock was acquired in 1995.

10.      Stock Warrants

On August 3, 1983, the Company sold 300,000 units (consisting of two shares of common stock and one warrant) through a public offering at $15.00 per unit. Each warrant entitles the holder to purchase one share of common stock. The warrants were exercisable at $6.50 per warrant and were to expire July 1, 1995. In March 1995, the Board of Directors extended the expiration date of the warrants to December 29, 1995. The Company may call the warrants, upon 30 days written notice, at a price of $.63 per warrant. During the year ended September 30, 1995, 3,350 of the warrants were exercised at a price of $6.50 per warrant, and 296,650 warrants were outstanding at September 30, 1995.

11.      Stock Options

Incentive stock options are granted to executives and key employees for a ten-year period with the option price being at least the fair market value at date of grant. The incentive stock options can be exercised in three annual installments starting one year after the date of the grant.

The Company has also granted non-qualified stock options to five non-employee directors, which expire ten years and one day from date of grant. All non-qualified stock options are cancelled if the grantee ceases to be a director.

The Company has reserved approximately 629,400 shares of its common stock for issuance under the various stock option plans ("Plans"). Approximately 196,500 shares are available for grant under the Plans at September 30, 1995.

Changes in stock options outstanding, adjusted to reflect stock dividends and splits, are summarized as follows:

                                   Qualified           Non-Qualified
                                            Option               Option
                                Shares       Price    Shares      Price
                                ------      ------    ------     ------
                                                 $                    $
Balance, October 1, 1992       418,132   3.31-7.50    16,500       7.04
  Granted                      150,000        5.25    30,000       5.25
  Exercised                     (9,000)  3.31-3.81       --         --
  Expired or terminated        (90,900)  3.31-7.50       --         --
                               -------
Balance, September 30, 1993    468,232   3.31-7.50    46,500  5.25-7.04
  Granted                         --         --         --        --
  Exercised                    (20,477)  3.31-3.63      --        --
  Expired or terminated        (30,123)  3.31-7.50      --        --
                               -------
Balance, September 30, 1994    417,632   3.31-7.50    46,500  5.25-7.04
  Granted                       78,000   5.38-7.19      --        --
  Exercised                    (55,700)  3.31-7.50      --        --
  Expired or terminated        (37,033)  3.63-7.50      --        --
                               -------
Balance, September 30, 1995    402,899   3.31-7.50    46,500  5.25-7.04

At September 30, 1995, 282,401 of the qualified and 36,500 of the non-qualified options are exercisable.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1994 for the proforma disclosure requirements and after December 15, 1995 for the other disclosure requirements. This statement allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make proforma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company expects to continue accounting for employee stock options in accordance with Opinion No. 25 and has not made a calculation of the proforma effect due to the complexity involved with such a calculation.

12.      Supplemental Disclosures of Cash Flow Information

                                  1995       1994         1993
                                  ----       ----         ----
Cash Paid During The Year For
  Taxes on income             $712,682   $970,694   $1,232,000
  Interest                     263,758    171,701      218,695
                               =======    =======    =========

Non-Cash Investing and Financing Activities

During the year ended September 30, 1994, the Company repaid $190,000 to the former shareholders of ISIL by reducing a receivable due from these shareholders for the same amount.

13.      Segment Information and Foreign Revenues

The Company and its subsidiaries are involved in one business segment; the development, manufacture and sale of computer peripherals and data communications software.

Financial information, summarized by geographic area, is as follows:

Year Ended
September 30, 1995             United States    Europe   Eliminations  Consolidated
------------------             -------------    ------   ------------  ------------
Total Revenue
  Unaffiliated customers        $17,108,616  $53,134,600     $ --       $70,243,216
  Inter-area transfers            2,556,049        --      (2,556,049)        --
                                 ----------   ----------    ---------    ----------
Total                           $19,664,665  $53,134,600  $(2,556,049)  $70,243,216
                                 ==========   ==========    =========    ==========
Net Income (Loss)                $1,018,281    $(851,895)    $ --          $166,386
                                  =========   ==========    =========    ==========
Total Assets                     $3,462,758  $12,925,606  $(2,435,914)  $33,952,450
                                  =========   ==========    =========    ==========

Year Ended
  September 30, 1994          United States       Europe  Eliminations  Consolidated
  ------------------          -------------       ------  ------------  ------------
Total Revenue
  Unaffiliated customers        $21,673,600  $17,338,486    $  --       $39,012,086
  Inter-area transfers            2,685,930        --      (2,685,930)       --
                                 ----------   ----------    ---------    ----------
Total                           $24,359,530  $17,338,486  $(2,685,930)  $39,012,086
                                 ==========   ==========    =========    ==========
Net Income (Loss)                $2,888,695     $(53,918)   $  --        $2,834,777
                                 ==========   ==========    =========    ==========
Total Assets                    $22,962,685  $10,634,228  $(1,697,609)  $31,899,304
                                 ==========   ==========    =========    ==========

Year Ended
  September 30, 1993          United States       Europe  Eliminations  Consolidated
  ------------------          -------------       ------  ------------  ------------
Total Revenue
  Unaffiliated customers        $20,136,926  $13,644,706    $  --       $33,781,632
  Inter-area transfers            4,300,690        --      (4,300,690)       --
                                 ----------   ----------    ---------    ----------
Total                           $24,437,616  $13,644,706  $(4,300,690)  $33,781,632
                                 ==========   ==========    =========    ==========
Net Income (Loss)                $2,122,841    $(417,379)   $  --        $1,705,462
                                 ==========    ==========     =======    ==========
Total Assets                    $22,584,216   $3,671,931    $(894,517)  $25,361,630
                                 ==========    =========      =======    ==========


United States inter-area transfers represent shipments of equipment and parts to foreign subsidiaries. These inter-area shipments are made at transfer prices which are discounted from prices charged to unaffiliated customers and have been eliminated from consolidated net revenues.

14.      Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended September 30, 1995 and 1994.

                               First       Second        Third       Fourth       Fiscal
1995                         Quarter      Quarter      Quarter      Quarter         Year
----                         -------      -------      -------      -------        -----
Net Revenues             $15,914,761  $19,840,268  $18,612,947  $15,875,240  $70,243,216
Gross Profit, as
  previously reported      3,848,965    3,736,267    3,418,863    2,222,157   13,226,252
Adjustment                   (43,530)    (313,961)    (142,108)       --        (499,599)
Gross Profit, as
  restated                 3,805,435    3,422,306    3,276,755    2,222,157   12,726,653
Net Income (Loss),
  as previously reported     757,273      692,006     (223,022)    (560,272)     665,985
Adjustment                   (43,530)    (313,961)    (142,108)       --        (499,599)
Net Income (Loss), as
  restated                   713,743      378,045     (365,130)    (560,272)     166,386
Net Earnings (Loss) Per
  Share, as previously
  reported                      0.18         0.16        (0.05)       (0.13)        0.16
Adjustment                     (0.01)       (0.07)       (0.04)         --         (0.12)
Net Earnings (Loss) Per
  Share, as restated            0.17         0.09        (0.09)       (0.13)        0.04


The adjustment to fiscal 1995 quarterly earnings previously reported relates to the write-off of certain costs at ISIL that should not have been capitalized during the year.

In addition, during the fourth quarter of fiscal 1995, the Company recorded certain year end accounting adjustments relating to inventories and royalty obligations under license agreements. Such adjustments decreased net income in the fourth quarter by approximately $298,000 or $.07 per share.

                             First      Second       Third       Fourth       Fiscal
1994                       Quarter     Quarter     Quarter      Quarter         Year
                           -------      ------     -------      -------      -------
Net Revenues            $9,067,985  $9,961,551  $7,749,323  $12,233,227  $39,012,086
Gross Profit             3,608,699   3,749,283   3,171,241    3,982,500   14,511,723
Income Before
  Cumulative Effect of
  Change In Accounting
  Principle                723,912     737,672     495,599    1,004,594    2,961,777
Net Income                 596,912     737,672     495,599    1,004,594    2,834,777
Net Earnings Per Share         .14         .18         .12          .24          .68


The cumulative effect of change in accounting principle relates to the Company's adoption of SFAS 109 during the first quarter, the effect of which was to reduce net income by $127,000 or $.03 per share.

FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants

To the Board of Directors
Interface Systems, Inc.
Ann Arbor, Michigan

The audits referred to in our report dated November 10, 1995 relating to the consolidated financial statements of Interface Systems, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedules listed in the accompanying index.

In our opinion, such financial statement schedules present fairly the information set forth therein.


/S/ BDO SEIDMAN
    BDO SEIDMAN

Troy, Michigan
November 10, 1995

                   SCHEDULE II--Valuation and Qualifying Accounts
                    Years Ended September 30, 1995, 1994 and 1994


                                                    Additions
                                      Balance at    Charged to                  Balance
                                      Beginning     Cost and                    at End
Description                           of Year       Expenses      Deductions    of Year
-----------                           ----------    ----------    ----------    -------
Year Ended September 30, 1995
  Allowance for doubtful accounts
  (deducted from accounts receivable)  $133,000     251,000    (1)136,000      $248,000
                                        =======     =======       =======       =======
Year Ended September 30, 1994
  Allowance for doubtful accounts
  (deducted from accounts receivable)  $117,000      31,000     (1)15,000      $133,000
                                        =======      ======        ======       =======

Year Ended September 30, 1993
  Allowance for doubtful accounts
  (deducted from accounts receivable)  $105,000      27,000     (1)15,000      $117,000
  Provision for estimated losses
  of and costs of spin-off of
  subsidiary                           $400,000     155,000    (2)555,000      $   --
                                        =======     =======       =======       =======
---------------
(1)  Accounts deemed to be uncollectible.
(2)  Reduced when actual losses and costs were incurred.


                                     SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERFACE SYSTEMS, INC.


Dated:  December 22, 1995     By: /s/ Carl L. Bixby
                                 Carl L. Bixby, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                     Date

/s/ Carl L. Bixby       President and Director    December 22, 1995
Carl L. Bixby           (Principal Executive
                        Officer)

/s/ David O. Schupp     Vice President,           December 22, 1995
David O. Schupp         Treasurer and Director
                        (Principal Financial
                        and Accounting Officer)

                        Director                  December   , 1995
David C. Seigle


/s/ Robert C. Seigle    Director                  December 22, 1995
Robert A. Seigle


                        Chairman of the Board     December   , 1995
Garnel F. Graber        and Director


/s/ George W. Perrett   Secretary and Director    December 22, 1995
George W. Perrett


                        Director                  December , 1995
G. Paul Horst


/s/ Milton Handelman    Director                  December 22, 1995
Milton Handelman

                               INDEX TO EXHIBITS

Exhibit
3(a)     Certificate of Incorporation of the Company, as amended to date (1)

3(b)     Bylaws of the Company, as amended to date (2)

4 Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Registrant or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Registrant's consolidated assets, and (ii) the Registrant hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

10(j) 1982 Incentive Stock Option Plan, effective May 21, 1982, as amended, with Form of Stock Option Agreement with Stock Appreciation Rights (3)

10(1)    Form of Non-Qualified Stock Option Agreement (3)

10(2)    1992 Stock Option Plan, effective May 6, 1992 (4)

10(3)    Non-Employee Director Stock Option Plan  (5)

21       Subsidiaries of the Registrant (6)

23       Consent of BDO Seidman (7)

27       Financial Data Schedule (EDGAR filing only)
__________________
(1) This exhibit was filed with the Registrant's Form 10-K for the fiscal year ended September 30, 1988 and is incorporated herein by reference. The exhibit number used herein is identical to the exhibit number as originally filed with the Form 10-K.

(2) This exhibit was filed with the Registrant's Form 10-K for the fiscal year ended September 30, 1991 and is incorporated herein by reference. The exhibit number used herein is identical to the exhibit number as originally filed with the Form 10-K.

(3) These exhibits were filed under Item 16 of the Registrant's Form S-1 Registration Statement filed on July 15, 1986 pursuant to the Securities Act of 1933, as amended, File No. 2-84204 and are incorporated herein by reference. The exhibit numbers used herein are identical to the exhibit numbers as originally filed with the form S-1 Registration Statement.

(5) This exhibit was filed as Exhibit 19 to the Registrant's Form 10-Q for the Quarter ended March 31, 1994 and is incorporated herein by reference.

(6) This exhibit was filed as Exhibit 21 to the Registrant's Form 10-K for the year ended September 30, 1994, and is incorporated herein by reference.

(7)      Filed herewith.

The Registrant will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Registrant's reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee shall be directed to: David Schupp, at the address of the principal executive offices set forth on the cover of this Report on Form 10-K.