Form 10-K/A
period 1995-09-30
INTERFACE SYSTEMS INC
filed 1996-01-17
CIK 714981

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                         FORM 10-K/A-1
     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1995 or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------ to ------

                        Commission File Number 0-10902
                            INTERFACE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  38-1857379
                (State or other jurisdiction              (I.R.S. Employer
                  of incorporation or organization)     Identification No.)

                      5855 Interface Drive
                      Ann Arbor, Michigan                         48103
                  (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (313) 769-5900

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

YES     X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X
                            ----

The aggregate market value of the registrant's voting stock held by non-affiliates as of December 26, 1995, computed by reference to the closing price per share for such stock on the Nasdaq Stock Market National Market on such date, was approximately $38,176,196 (assuming, but not admitting for any purpose, that all executive officers and directors of the registrant may be deemed affiliates).

The number of shares outstanding of the registrant's common stock as of December 26, 1996 was 4,212,418. Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year is incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

On November 15, 1995, a class action complaint was filed by Albert Socolov, in the United States District Court, Eastern District of Michigan, against the Company, Carl L. Bixby, David O. Schupp and George W. Perrett, Jr., and notice of the action was provided to the Company on December 22, 1995 (Socolov v. Interface Systems, Inc., Carl L. Bixby, David O. Schupp and George W. Perrett, Jr., U.S. D.C., E.D. 95 CV 40413FL). Messrs. Bixby, Schupp and Perrett are all directors of the Company and hold the offices of President, Treasurer and Secretary, respectively, of the Company. The complaint alleges violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), liability under Section 20 of the Exchange Act and claims of common law fraud and deceit and negligent misrepresentation, based upon certain non-disclosures by the Company and its named officers related primarily to the effect of the acquisition of the Mekom distribution business on the Company. The plaintiffs seek relief for compensatory and punitive damages, together with pre-judgment interest, and plaintiffs' costs and disbursements, including reasonable allowances for fees for plaintiffs' attorneys and experts.

The Company believes that the described action is without merit and plans to defend the suit vigorously.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTERFACE SYSTEMS, INC.


Dated: January 12, 1996                     By:/s/ Carl L. Bixby, President