Form 10-K405/A
period 1995-09-30
INTERFACE SYSTEMS INC
filed 1996-01-30
CIK 714981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A-2

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1995
 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------ to -----

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

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below is certain information relating to the directors and executive officers of the Company. The Board of Directors is divided into three classes of directors, such classes are as nearly equal in number as possible, with the term of one class expiring each year. The term of office
of each class of directors is three years.   Directors Robert Seigle and
Graber serve until the Company's 1996 annual meeting, directors Bixby, Schupp and Horst serve until the Company's 1997 annual meeting, and directors Handelman, David Seigle and Perrett serve until the Company's 1998 annual meeting. Except as otherwise noted, each person indicated below exercises sole voting and investment power with respect to the shares of the Company's Common Stock owned by him. Each of the following directors, except Messrs. Graber, Horst, and David C. Seigle, has been engaged or employed in the principal occupation reflected in the table for more than five years. Mr. Graber retired in 1994, prior to which time he was Chairman and Chief Executive Officer of Applied Dynamics International for at the least the five years preceeding the date hereof. Mr. Horst was President of Nematron Corporation for at least five years until he retired in May, 1994. Mr. Seigle retired in November 1991. Prior to that time, Mr. Siegle was Vice-President of File Net Corporation, a manufacturer of document image processors.

                                                            December 8, 1995
                                                      Shares
                                                      Benefi-      Percent
                                            Director  cially       of
Name and Age         Principal Occupation   Since     Owned(1)     Class(1)
------------         --------------------   -----     --------     --------
Carl L. Bixby, 56     President and Chief   1969      333,500       7.7%
                      Executive Officer of
                      the Company

David O. Schupp, 59   Vice President, Chief 1969       82,602(2)    1.9%
                      Financial Officer and
                      Treasurer of the Company

David C. Seigle, 56   Retired               1969       33,406       0.2%

Robert A. Seigle, 68  President of Concord  1969       80,310       1.9%
                      Personnel, Inc., a
                      personnel recruiting
                      company

Garnel F. Graber, 64  Retired               1971       47,954(3)    1.4%

George W. Perrett, 58 Secretary and Vice    1985       70,847(4)    1.7%
                      President of Corp.
                      Operations of the
                      Company; President of
                      I.G.K. Industries,
                      Inc., a subsidiary of
                      the Company

G. Paul Horst, 45     Retired.              1988      146,609(5)    3.5%

Milton Handelman, 79  Independent Business  1990        5,000       0.1%
                      Consultant

----------
(1) Includes shares which the following directors have a right to acquire within 60 days pursuant to the exercise of stock options:
         Mr. Bixby--96,000 shares; Mr. Schupp--13,000 shares; Mr. David Seigle--9,500 shares; Mr. Robert Seigle--9,500 shares; Mr. Graber--9,500 shares; Mr. Perrett--35,000 shares; Mr. Horst--4,000 shares and Mr. Handelman--4,000 shares. For purposes of computing the individual percentages, the shares which can be acquired upon the exercise of options within 60 days were added to the shares owned beneficially or of record by such persons on December 8, 1995 and to the shares outstanding on that date.

(2) Includes 69,602 shares held by the David O. Schupp Revocable Trustee, of which Mr. Schupp is a Trustee and beneficiary.

(3) Mr. Graber has sole voting power over 552 shares of Common Stock beneficially owned by him, and shares investment power with his son, Glen F. Graber, with respect to such shares. Mr. Graber also serves on the board of directors of Nematron Corporation.

(4) Includes 2,000 shares which Mr. Perrett has the option to acquire through the exercise of Warrants and 16,669 shares held by the George W. Perrett, Jr. Trust, of which Mr. Perrett is a Trustee and a beneficiary. Does not include 1,300 shares owned by Mr. Perrett's children, as to which Mr. Perrett disclaims beneficial ownership.

(5)      Mr. Horst also serves on the board of directors of Nematron
         Corporation.

         The executive officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board. David C. Seigle and Robert A. Seigle are first cousins.

Reporting of Beneficial Ownership by Directors, Executive Officers and Ten Percent Holders

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Specific due dates for these reports have been established and the Company is required to report in this annual report on Form 10-K any failure to file by these dates during the Company's last fiscal year. All of these filing requirements were satisfied by the Company's officers, directors and ten percent shareholders. In making these statements, the Company has relied on the written representations of its directors, officers and ten percent shareholders and copies of the reports that have been filed with the Commission.

ITEM II.  EXECUTIVE COMPENSATION.

         The following table sets forth the cash compensation paid by the Company as well as other compensation paid or accrued during the Company's last three fiscal years ended September 30, 1995 to the Chief Executive Officer and each of the two most highly compensated executive officers of the Company for services rendered in all capacities to the Company:

                                              Summary Compensation Table

                                                               Long-Term Compensation
                                                                       Awards
                                                               Securi-
                                                                  ties
                                                              Underly-
                                                                  ing
      Name and              Annual Compensation (1)              Stock         All Other
Principal Occupation     Fiscal Year    Salary     Bonus       Options      Compensation (2)
Carl L. Bixby...........    1995       $185,380  $  7,248         --            $20,043
  Chief Executive           1994        165,375   147,978         --             17,166
  Officer, President        1993        157,500    85,932       60,000           27,091
  and Director

George W. Perrett, Jr....   1995         85,000     3,624         --             15,164
  Secretary and Director    1994         85,000    38,150         --              7,389
                            1993         85,000    55,406        7,500            8,578

David O. Schupp.........    1995         86,008     7,248         --             16,321
  Vice President,           1994         82,688    74,326         --             10,901
  Treasurer and             1993         78,750    55,406        7,500    9,854
  Director
-------------

(1) Includes compensation deferred at the election of the executive in the category and year earned.

(2) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to each of the fiscal years ended September 30, 1995, 1994 and 1993, respectively, as follows: Mr. Bixby $9,196, $13,860, and $12,908; Mr. Perrett $9,684, $7,389, and $8,578; and Mr. Schupp $10,676, $9,421, and
         $8,374; (ii) the dollar value of any life insurance premiums paid by the Company in the fiscal years ended September 30, 1995, 1994 and 1993, respectively, with respect to term life insurance for the benefit of each of the named executives as follows: Mr. Bixby $4,217, $3,306 and $14,183; and Mr. Schupp $1,480, $1,480 and 1,480
         and (iii) a car allowance paid by the Company in the fiscal year ended September 30, 1995, respectively, as follows, for Mr. Bixby $6,630, Mr. Perrett $5,480 and Mr. Schupp $4,165.

                Aggregated Option Exercises in Last Fiscal Year
                 and Fiscal Year ("FY")-end Option/SAR Values

         The following table provides information with respect to the named executive officers concerning the exercise of options during 1995 and unexercised options held as of the Company's most recent fiscal year end, September 30, 1995. All options were granted under the Company's 1992 Stock Option Plan or the now terminated 1982 Stock Option Plan.

                                                Number of
                                                securities     Value of
                                                underlying   unexercised
                                               unexercised  in-the-money
                                                 options        options
                     Share        Value        at FY-End (#) exercisable/
                   acquired on  realized       exercisable/    unexer-
Name               exercise (#)  ($)(1)       unexercisable  cisable (1)
----               ------------ --------     --------------  -------------
Carl L. Bixby......   -0-         -0-         96,000/20,000 $34,372/12,500
George W. Perrett..   -0-         -0-         48,750/ 2,500   7,811/ 1,563
David O. Schupp....   -0-         -0-         13,000/ 2,500   7,811/ 1,563
--------
(1) The dollar values in these columns represent the total gain which would have been realized if such options had been exercised on September 30, 1995 (the Company's fiscal year end) and are calculated by determining the difference between the fair market value of the securities underlying the options on September 30, 1995 and the exercise price of the option. The dollar values in this table as well as all other tables contained in this proxy are calculated on a pre-tax basis.

Director Compensation

         Non-employee directors receive an annual retainer of $4,000 and a fee of $1,000 per meeting for attendance at regular board meetings and $500 per meeting for attendance at committee meetings not held in conjunction with a meeting of the Board. Travel and lodging expenses incurred by directors residing outside of the metropolitan Detroit area in order to attend meetings of the board are typically paid by the Company.

         As additional consideration for their services to the Company, on April 24, 1987, the non-employee directors were each granted options to purchase 5,000 shares of the Company's Common Stock at the fair market value of $7.75 per share. After adjustment for the Company's stock dividends and stock split, Messrs. Graber, David Seigle and Robert Seigle each currently hold options to acquire 5,500 shares at $7.04 per share. The options are exercisable for a ten-year period from the date of grant or until the grantee ceases to serve on the Board, whichever is earlier.

         On March 26, 1993, pursuant to the Company's Non-Employee Directors Stock Option Plan, the non-employee directors were each granted options to purchase 6,000 shares of the Company's Common Stock at the fair market value of $5.25 per share. The options are exercisable for a ten-year period from the date of grant or until the grantee ceases to serve on the Board, whichever is earlier.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of December 8, 1995, except as otherwise indicated, concerning all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, and all officers and directors as a group. Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

                                                   Amount and
                                                    Nature of
Name and Address of                                Beneficial     Percent
 Benificial Owner                                  Ownership     of Class
-------------------                                ----------    --------
Carl L. Bixby
5855 Interface Drive
Ann Arbor, MI 48103(1)(2)                           333,500        7.7%

All officers and directors as
  a group (8 persons) (2)                           800,228       18.3%
----------
(1) Based on information contained in Mr. Bixby's Schedule 13D dated November 27, 1995 filed with Securities and Exchange Commission.

(2) Includes shares which certain directors and officers have a right to acquire within 60 days pursuant to the exercise of stock options. See the notes to table under Item 10 for information regarding stock options and the shared voting and investment powers of officers and directors. For purposes of computing the percentage of class, the shares which can be acquired within 60 days pursuant to the exercise of stock options were added to the shares owned beneficially or of record by such persons on December 8, 1995 and to the shares outstanding on that date.

         The security ownership of the individual directors of the Company and all persons nominated to become directors is set forth under Item 10 hereof and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In October 1995, the Board of Directors of the Company adopted the Interface Systems, Inc. Executive Loan Program (the "Executive Loan Program") which provides for the making of loans to the executive officers of the Company to enable such officers to purchase shares of the Company's Common Stock on the open market or in privately regulated sales.

         The Executive Loan Program was adopted to encourage key executives in acquiring and maintaining a significant equity interest in the Company's Common Stock therey aligning their interests with the interests of the Company's stockholders. The following summarizes the principal features of the Executive Loan Program.

         All senior executives of the Company are eligible to participate in the Executive Loan Program. The maximum amount of any loan or loans outstanding to any one executive cannot exceed Five Hundred Thousand Dollars ($500,000).

         Loans under the Executive Loan Program bear interest at a rate equal to the greater of the Applicable Federal Rate for the month in which the loan was issued or the interest rate paid by the Company on its corporate borrowings but shall not exceed the maximum rate permitted by law. Such interest is payable annually. Loans under the Executive Loan Program are required to be secured by collateral. Collateral can include among other things, a pledge of common stock of the Company owned by the executive or a security interest on the real or other personal property of the executive. The Company has the right to offset from the amounts owing by the Company to the executive any amount of the loan that remains unpaid.

         The Program is administered by Garnel F. Graber or such other individual or entity selected by the Company's Board of Directors. The administrator shall have the power to make all determinations needed in connection with the Executive Loan Program, to adopt forms of loan documents, to exercise all rights and powers allocated to the Company and to do anything else which is helpful or necessary to the proper operation of the Executive Loan Program.

         On December 1, 1995, the Company made a loan under the Executive Loan Program to Carl L. Bixby in the principal amount of $500,000. The loan bears interest at an annual rate of 5.79% and is secured by shares of Common Stock of the Company owned by Mr. Bixby. As of January 25, 1996, $500,000 was outstanding under the loan.

         On December 1, 1995, the Company advanced Mr. Bixby the sum of $150,000 to enable Mr. Bixby to purchase shares of Common Stock of the Company. Mr. Bixby repaid such advance on December 31, 1995.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)      Financial Statements, Schedules and Exhibits

         1-2. The financial statements and schedules filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1 of the separate financial section which follows page 8 of this report) and are incorporated herein by reference.

         3. The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section which follows the financial section of this report) and are incorporated herein by reference.

                            Interface Systems, Inc.
                               and Subsidiaries

                   Index to Consolidated Financial Statements
                 Years Ended September 30, 1995, 1994 and 1993

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

Notes to Consolidated Financial Statements                             F-9

Financial Statement Schedules
         Report of Independent Certified Public Accountants            S-2
         Schedule II - Valuation and Qualifying Accounts               S-3

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

/S/ BDO SEIDMAN, LLP
    BDO SEIDMAN, LLP

Troy, Michigan
November 10, 1995, except for Note 15 which is as of January 16, 1996

                                       Interface Systems, Inc. and Subsidiaries
                                              Consolidated Balance Sheets

September 30,                                          1995        1994

Assets
Current Assets:
  Cash and equivalents                           $3,735,758  $3,347,282
  Accounts receivable, less allowance for
    doubtful accounts of $248,000 and $133,000   10,068,828   9,447,455
  Inventories (Note 4)                            7,360,204   7,735,229
  Prepaid expenses and other current assets       1,115,256     495,597
  Deferred income taxes (Note 7)                    413,000     361,000
                                                 ----------  ----------
Total Current Assets                             22,693,046  21,386,563
Property and Equipment (Note 6)
  Land                                              231,383     202,300
  Buildings and improvements                      2,603,851   1,757,467
  Machinery and equipment                         5,425,570   4,914,115
                                                  ---------   ---------
                                                  8,260,804   6,873,882
  Less accumulated depreciation                   3,642,880   3,175,689
                                                  ---------   ---------
Net Property and Equipment                        4,617,924   3,698,193
                                                  ---------   ---------
Other
  Goodwill, less accumulated amortization of
    $1,620,983 and $1,260,501 (Note 3)            3,204,694   3,546,452
  Software development costs, less accumulated
    amortization of $2,927,340 and $2,831,377     3,032,987   2,607,061
  Miscellaneous                                     403,799     661,035
                                                  ---------   ---------
Total Other Assets                                6,641,480   6,814,548
                                                  ---------   ---------
                                                $33,952,450 $31,899,304
                                                 ==========  ==========

See accompanying notes to consolidated financial statements.

                                       Interface Systems, Inc., and Subsidiaries
                                              Consolidated Balance Sheets

September 30,                                          1995        1994

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable (Note 5)                         $4,367,318  $2,143,060
  Accounts payable                                6,070,074   5,680,798
  Accruals
    Compensation                                    348,147     574,515
    Other                                             2,230     221,605
  Deferred revenue                                  230,663     199,236
  Current maturities of long-term debt (Note 6)      52,400     147,400
                                                    -------     -------
Total Current Liabilities                        11,070,832   8,966,614

Long-Term Debt, less current maturities (Note 6)    286,546     333,816

Deferred Income Taxes (Note 7)                    1,381,000   1,178,000
                                                 ----------  ----------
Total Liabilities                                12,738,378  10,478,430
                                                 ----------  ----------
Commitments and Contingencies (Notes 8, 9 and 15)

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
                                                $33,952,450 $31,899,304
                                                 ==========  ==========

See accompanying notes to consolidated financial statements.

                                       Interface Systems, Inc., and Subsidiaries
                                           Consolidated Statements of Income

Year Ended September 30,                          1995          1994          1993
Net Revenues                               $70,243,216   $39,012,086   $33,781,632
Cost of Revenues                            57,516,563    24,500,363    20,534,203
                                            ----------    ----------    ----------
Gross Profit                                12,726,653    14,511,723    13,247,429
                                            ----------    ----------    ----------
Product Development Costs                    1,453,605     1,307,523     1,478,386
Selling, General and Administrative
  Expenses                                  10,506,062     8,786,591     8,547,548
                                            ----------     ---------     ---------
                                            11,959,667    10,094,114    10,025,934
                                            ----------    ----------    ----------
Operating Income                               766,986     4,417,609     3,221,495
                                               -------     ---------     ---------
Other Income (Expense)
  Interest expense                            (263,758)     (171,701)     (209,583)
  Dividend and interest income                 186,064       131,030        39,162
  Net losses and costs of spin-off
    of subsidiary (Note 2)                          --            --       (162,539)
  Miscellaneous                                 17,094        12,839        (6,073)
                                               -------       -------       -------
Net Other Expenses                             (60,600)      (27,832)     (339,033)
                                                ------        ------       -------
Income Before Taxes On Income and Cumulative
  Effect of Change in Accounting Principle     706,386     4,389,777     2,882,462
Taxes On Income (Note 7)                       540,000     1,428,000     1,177,000
                                               -------     ---------     ---------
Income Before Cumulative Effect of Change
  in Accounting Principle                      166,386     2,961,777     1,705,462
Cumulative Effect of Change in
  Accounting Principle (Note 1)                    --       (127,000)        --
                                               -------     ---------     ---------
Net Income                                    $ 166,386   $ 2,834,777   $ 1,705,462
                                                =======     =========     =========
Earnings Per Share Before Cumulative Effect
  of Change in Accounting Principle              $ 0.04        $ 0.71        $ 0.41
Cumulative Effect of Change in
  Accounting Principle                               --          (.03)           --
                                                   ----          ----          ----
Net Earnings Per Share                           $ 0.04        $ 0.68        $ 0.41
                                                   ====          ====          ====
------------
See accompanying notes to consolidated financial statements.

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
                            =========  =======   =========     =======   ==========    ==========

See accompanying notes to consolidated financial statements.

                   Interface Systems, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows

Year Ended September 30,                          1995          1994          1993
Cash Flows From Operating Activities
  Net income                                 $ 166,386   $ 2,834,777   $ 1,705,462
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation and amortization          2,972,277     2,524,367     2,065,999
      Deferred income taxes                    151,000       372,000       287,000
      Loss on sale of fixed assets              24,727           --          4,398
      Decrease (increase) in accounts
        receivable                            (621,373)   (4,561,440)      833,606
      Decrease (increase) in inventories       375,025     1,406,909      (945,386)
      Decrease (increase) in prepaid
        expenses and other current assets     (619,659)      140,532      (127,800)
      Decrease (increase) in other assets       10,591        40,955      (237,739)
      Increase (decrease) in accounts
        payable                                389,276     3,844,025      (108,352)
      Increase (decrease) in accruals         (445,743)      191,844        (9,793)
      Increase (decrease) in deferred
        revenue                                 31,427       (47,504)       91,220
                                               -------     ---------      --------
Net Cash Provided By Operating Activities    2,433,934     6,746,465     3,558,615
                                             ---------     ---------     ---------
Cash Flows From Investing Activities
  Additions to property and equipment       (1,777,370)     (797,863)   (1,014,484)
  Proceeds from disposals of property
    and equipment                               21,134           --         40,395
  Additions to software development costs   (1,998,022)   (1,991,416)   (1,504,449)
  Cash paid for purchase of
     Mekom Distribution                            --     (2,017,200)          --
                                             ---------     ---------     ---------
Net Cash Used In Investing Activities       (3,754,258)   (4,806,479)   (2,478,538)
                                             ---------     ---------     ---------

Cash Flows From Financing Activities
  Net increase in notes payable              2,224,258       207,146       248,488
  Additions to long-term debt                     --             --        110,000
  Reduction of long-term debt                 (142,270)      (88,963)     (255,189)
  Issuance of stock                            292,797        66,828        30,801
  Retirement of stock                             --             --        (87,000)
  Cash dividends paid                         (669,892)     (664,113)          --
                                             ---------       -------       -------
Net Cash Provided By (Used In)
  Financing Activities                       1,704,893      (479,102)       47,100
                                             ---------       -------        ------
Foreign Currency Translation                     3,907        44,634      (124,073)
                                                 -----        ------       -------
Net Increase In Cash and Equivalents           388,476     1,505,518     1,003,104
Cash and Equivalents, beginning of year      3,347,282     1,841,764       838,660
                                             ---------     ---------     ---------
Cash and Equivalents, end of year           $3,735,758    $3,347,282    $1,841,764
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
                            ========    =========  ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows:

September 30,                              1995        1994
                                           ----        ----
Deferred Tax Liabilities
  Tax depreciation and amortization
    greater than book amounts        $1,381,000   $1,178,000
                                      =========    =========
Deferred Tax Assets
  Net operating loss carryforwards
    of ISIL                            $612,000     $322,000
  Receivable and inventory reserves     248,000      195,000
  Employee benefit accruals             107,000      107,000
  Inventory costs under uniform
    capitalization rules                 43,000       47,000
  Other                                  15,000       12,000
                                        -------      -------
                                      1,025,000      683,000
Valuation Allowance for Deferred Tax
  Assets of ISIL                       (612,000)    (322,000)
                                      ---------      -------
Net Deferred Tax Assets                $413,000     $361,000
                                        =======      =======

The following reconciles the statutory federal income tax rate to the Company's effective tax rate:

Year Ended September 30,             1995     1994     1993
                                     ----     ----     ----
Income tax based on the federal
  statutory rate                    34.00%   34.00%   34.00%
Increase (decrease) in taxes
  resulting from:
    Benefits of FSC non-taxable
       income                       (7.29)    (.40)   (2.15)
    Research and development
       credits                      (4.67)   (2.74)      --
    Amortization of goodwill        13.74     2.21     3.43
    Non-deductible losses of
       foreign subsidiaries         41.00      .42     4.93
    Other                            (.34)    (.96)     .62
                                    -----     ----     ----
                                    76.44%   32.53%   40.83%
                                    =====    =====    =====

The domestic and foreign components of income (loss) before taxes on income were as follows:

Year Ended September 30,             1995         1994         1993
                                     ----         ----         ----
Domestic                       $1,558,281   $4,443,695   $3,299,841
Foreign                          (851,895)     (53,918)    (417,379)
                                ---------    ---------    ---------
                                 $706,386   $4,389,777   $2,882,462
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

Financial information, summarized by geographic area, is as follows:

Year Ended
September 30, 1995             United States    Europe   Eliminations  Consolidated
Total Revenue
  Unaffiliated customers        $17,108,616  $53,134,600     $ --       $70,243,216
  Inter-area transfers            2,556,049        --      (2,556,049)        --
                                 ----------   ----------    ---------    ----------
Total                           $19,664,665  $53,134,600  $(2,556,049)  $70,243,216
                                 ==========   ==========    =========    ==========
Net Income (Loss)                $1,018,281    $(851,895)    $ --          $166,386
                                  =========      =======      =====         =======
Total Assets                     $3,462,758  $12,925,606  $(2,435,914)  $33,952,450
                                  =========   ==========    =========    ==========

Year Ended
  September 30, 1994          United States       Europe  Eliminations  Consolidated
                              -------------       ------  ------------  ------------
Total Revenue
  Unaffiliated customers        $21,673,600  $17,338,486    $  --       $39,012,086
  Inter-area transfers            2,685,930        --      (2,685,930)       --
                                 ----------   ----------    ---------    ----------
Total                           $24,359,530  $17,338,486  $(2,685,930)  $39,012,086
                                 ==========   ==========    =========    ==========
Net Income (Loss)                $2,888,695     $(53,918)   $  --        $2,834,777
                                   ========       ======      ====        =========
Total Assets                    $22,962,685  $10,634,228  $(1,697,609)  $31,899,304
                                 ==========   ==========    =========    ==========

Year Ended
  September 30, 1993          United States       Europe  Eliminations  Consolidated
                              -------------       ------  ------------  ------------
Total Revenue
  Unaffiliated customers        $20,136,926  $13,644,706    $  --       $33,781,632
  Inter-area transfers            4,300,690        --      (4,300,690)       --
                                 ----------   ----------    ---------    ----------
Total                           $24,437,616  $13,644,706  $(4,300,690)  $33,781,632
                                 ==========   ==========    =========    ==========
Net Income (Loss)                $2,122,841    $(417,379)   $  --        $1,705,462
                                  =========      =======      ====        =========
Total Assets                    $22,584,216   $3,671,931    $(894,517)  $25,361,630
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

                               First       Second        Third       Fourth       Fiscal
1995                         Quarter      Quarter      Quarter      Quarter         Year
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

On November 15, 1995, a class action complaint was filed, by a shareholder of the Company, against the Company and certain officers of the Company. Notice of the action was provided to the Company on December 22, 1995. The complaint alleges violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), liability under Section 20 of the Exchange Act and claims of common law fraud and deceit and negligent misrepresentation, based upon certain non-disclosures by the Company and certain of its officers related to the effect of the acquistion of the Mekom distribution business of the Company. The plaintiffs seek relief for compensatory and punitive damages, together with pre-judment interest, and plaintiffs' costs and disbursements, including reasonable allowances for fees for plaintiffs' attorneys and experts. As of January 16, 1996, it is not possible to determine an estimate of the possible loss, if any, which may result from the described action, however, the Company believes that the action is without merit and plans to defend the suit vigorously.

FINANCIAL STATEMENT SCHEDULES

Report of Independent Certified Public Accountants

To the Board of Directors
Interface Systems, Inc.
Ann Arbor, Michigan

The audits referred to in our report dated November 10, 1995, except for
Note 15 which is as of January 16, 1996, relating to the consolidated financial statements of Interface Systems, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedules listed in the accompanying index.

In our opinion, such financial statement schedules present fairly the information set forth therein.



/S/ BDO SEIDMAN
    BDO SEIDMAN

Troy, Michigan
November 10, 1995

                SCHEDULE II--Valuation and Qualifying Accounts
                 Years Ended September 30, 1995, 1994 and 1994

                                                    Additions
                                      Balance at    Charged to                  Balance
                                      Beginning     Cost and                    at End
Description                           of Year       Expenses      Deductions    of Year
-----------                           ----------    ----------    ----------    -------
Year Ended September 30, 1995
  Allowance for doubtful accounts
  (deducted from accounts receivable)  $133,000     $251,000     $136,000(1)   $248,000
                                        =======     =======       =======       =======
Year Ended September 30, 1994
  Allowance for doubtful accounts
  (deducted from accounts receivable)   117,000       31,000       15,000(1)   $133,000
                                        =======       ======       ======       =======

Year Ended September 30, 1993
  Allowance for doubtful accounts
  (deducted from accounts receivable)   105,000       27,000       15,000(1)   $117,000
  Provision for estimated losses
  of and costs of spin-off of
  subsidiary                            400,000      155,000      555,000(2)   $   --
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


                                             INTERFACE SYSTEMS, INC.


Dated:  January 29, 1996                     By: /S/ CARL L. BIXBY
                                                -----------------------
                                                Carl L. Bixby, President

                               INDEX TO EXHIBITS

Exhibit
Number

3(a)     Certificate of Incorporation of the Company, as amended (1)

3(b)     Bylaws of the Company, as amended to date (2)

4 Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Registrant or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Registrant's consoli-dated assets, and (ii) the Registrant hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request

10(j) 1982 Incentive Stock Option Plan, effective May 21, 1982, as amended, with Form of Stock Option Agreement with Stock Appreciation Rights (3)

10(1)    Form of Non-Qualified Stock Option Agreement (3)

10(2)    1992 Stock Option Plan, effective May 6, 1992 (4)

10(3)    Non-Employee Director Stock Option Plan (5)

21       Subsidiaries of the Registrant (6)

23       Consent of BDO Seidman  (7)
___________________________________________
(1) This exhibit was filed with the Registrant's Form 10-K for the fiscal year ended September 30, 1988 and is incorporated herein by reference. The exhibit number used herein is identical to the exhibit number as originally filed with the Form 10-K.
(2) This exhibit was filed with the Registrant's Form 10-K for the fiscal year ended September 30, 1991 and is incorporated herein by reference. The exhibit number used herein is identical to the exhibit number as originally filed with the Form 10-K.
(3) These exhibits were filed under Item 16 of the Registrant's Form S-1 Registration Statement filed on July 15, 1986 pursuant to the Securities Act of 1933, as amended, File No. 2-84204 and are incorporated herein by reference. The exhibit numbers used herein are identical to the exhibit numbers as originally filed with the form S-1 Registration Statement.
(5) This exhibit was filed as Exhibit 19 to the Registrant's Form 10-Q for the Quarter ended March 31, 1994 and is incorporated herein by reference.
(6) This exhibit was filed as Exhibit 21 to the Registrant's Form 10-K for the year ended September 30, 1994 and is incorporated herein by reference.
(7)      Filed herewith.