Form 10-Q
period 1995-12-31
INTERFACE SYSTEMS INC
filed 1996-02-14
CIK 714981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For  the  quarterly  period  ended  December 31, 1995

                                      OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from_______________ to____________

Commission File Number       0-10902

INTERFACE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

      DELAWARE                                    38-1857379
(State or other jurisdiction of           (IRS employer id. no.)
incorporation or organization)

5855 Interface Drive, Ann Arbor, Michigan  48103
(Address of principal executive offices)

Registrant's telephone number, including area code (313) 769-5900

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicated by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes                      No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock, $.10 par value, as of February 5, 1996:
                               4,496,368 shares

ITEM 1. - FINANCIAL STATEMENTS             FORM 10-Q

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
             DECEMBER 31, 1995, AND FISCAL YEAR SEPTEMBER 30, 1995



                                           DEC 31, 1995        SEPT 30, 1995
                      ASSETS                (Unaudited)

CURRENT ASSETS
    Cash                                     3,978,212           3,735,758
    Accounts Receivable                     11,901,038          10,068,828
    Inventories                              8,173,634           7,360,204
    Prepaid Expense & Other Current Assets   1,603,280           1,115,256
    Deferred Income Taxes                      413,000             413,000
                                            ----------          ----------

      Total Current Assets                  26,069,164          22,693,046

PROPERTY, PLANT AND EQUIPMENT                4,759,375           4,617,924
NOTES RECEIVABLE FROM OFFICERS                 500,000             --
OTHER ASSETS                                 6,678,405           6,641,480
                                            ----------          ----------

      Total Assets                          38,006,944          33,952,450
                                            ==========          ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes Payable                            4,414,789           4,367,318
    Accounts Payable                         8,188,580           6,070,074
    Accrued Compensation                       420,149             348,147
    Accrued Expenses                            16,642               2,230
    Deferred Revenue                           183,002             230,663
    Current Maturities of Long-Term Debt        52,400              52,400
                                            -----------         ----------
      Total Current Liabilities             13,275,562          11,070,832

LONG-TERM DEBT                                 273,941             286,546
DEFERRED INCOME TAXES                        1,381,000           1,381,000

      Total Liabilities                     14,930,503          12,738,378
                                            ----------          ----------
STOCKHOLDERS' EQUITY
   Common Stock, $.10 Par value
    Shares Authorized 8,000,000
    Outstanding - 4,468,968 and 4,212,418      446,897            421,242
   Additional Paid-In Capital               10,756,497          9,114,577
   Foreign Currency Translation Adjustment    (203,399)          (198,169)

   Retained Earnings                        12,076,446         11,876,422
                                            ----------         ----------
     Total Stockholders' Equity             23,076,441         21,214,072
                                            ----------         ----------

     Total Liabilities and Stockholders'
       Equity                               38,006,944         33,952,450
                                            ==========         ==========

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
               FOR THE QUARTER ENDED DECEMBER 31, 1995 AND 1994

                                             QUARTER ENDED     QUARTER ENDED
                                             DEC 31, 1995      DEC 31, 1994
                                                      (Unaudited)

NET REVENUES                                 $ 18,710,574      $ 15,914,761

COST OF REVENUES                               15,402,421        12,109,326
                                               ----------        ----------

GROSS PROFIT                                    3,308,153         3,805,435

PRODUCT DEVELOPMENT COSTS                         436,839           314,586
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        2,433,962         2,460,298
                                                ---------         ---------
OPERATING INCOME                                  437,352         1,030,551
OTHER INCOME                                       52,890            38,310

INTEREST EXPENSE                                 (102,847)          (56,983)
                                                ---------         ---------

INCOME BEFORE TAXES                               387,395         1,011,878

TAXES ON INCOME                                   187,371           298,135
                                                ---------        ----------
   NET INCOME                                     200,024           713,743
                                                =========        ==========

EARNINGS PER SHARE                                  0.05               0.17

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE QUARTERS ENDED DECEMBER 31, 1995 AND 1994


                                              QUARTER          QUARTER
                                               ENDED            ENDED
                                           DEC 31, 1995     DEC 31, 1994
                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                  200,024          713,743
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation and Amortization           764,835          733,507
       Decrease (Increase) in Accounts
         Receivables                        (1,832,210)      (2,151,404)
       Decrease (Increase) in Inventories     (813,430)        (790,442)
       Decrease (Increase) in Prepaid
         Expenses and Other Current Assets    (488,024)           8,533
       Decrease (Increase) in Other Assets     (79,221)          (1,826)
       Increase (Decrease) in Accounts
         Payable                             2,118,507        1,251,566
       Increase (Decrease) in Accruals          86,415            5,849
       Increase (Decrease) in Deferred Revenue (47,662)          31,426
                                             ---------       ----------
Net Cash Provided (Used) By Operating
  Activities                                  (90,766)         (199,048)
                                             ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and
     Equipment                               (353,385)         (276,418)
   Proceeds from disposal of assets               947             1,273
   Additions to Software Development Costs   (511,552)         (516,203)
   Loans to Officers                         (500,000)             --
                                            ---------         ---------
Net Cash Used In Investing Activities      (1,363,990)         (791,348)
                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Notes Payable        47,471           499,897
   Reduction of Long-Term Debt                (12,605)          (11,232)
   Stock Warrants Exercised                 1,667,575           136,273
   Cash Dividends Paid                          --             (166,135)
                                            ---------         ---------
Net cash provided (used) by financing
   activities                               1,702,441           458,803
                                            ---------         ---------

FOREIGN CURRENCY TRANSLATION                   (5,231)          (12,852)
                                            ---------         ---------
NET INCREASE (DECREASE) IN CASH               242,454          (544,445)

CASH, beginning of the period               3,735,758         3,347,282
                                            ---------         ---------
CASH, end of the period                     3,978,212         2,802,837
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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures. It is presumed that users of these interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. The Form 10-Q should be read in conjunction with such audited financial statements.

Note B - Earnings Per Share

The computation of primary earnings per common share equivalent is determined by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. The computation assumes that the outstanding stock options were exercised and proceeds used to purchase shares of common stock. The weighted average shares outstanding for the quarters ended December 31, 1995 and 1994 are 4,309,530 and 4,317,748 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the first quarter ended December 31, 1995 were $18,710,574, up 18% from the prior year's first quarter revenue of $15,914,761. The increase in revenue is due to increased revenues of the distribution business of Interface Systems International, Ltd. ("ISIL") in the UK. Revenues from the Cleo product group were comparable to last year's, while Printer sales were down from the same quarter last year.

Cost of revenues were 82.3% compared to 76.1% for the prior year's quarter. The increase in cost of revenues is due to the increase in distribution business where margins are very low and were lower than in the prior year's quarter. Core product margins in the current quarter were slightly higher than in last year's comparable quarter.

Product Development, Selling and General and Administrative expenses (Operating Expenses) were 15.3% vs. 17.4% in last year's first quarter. The primary reason for the difference in operating expenses as a percentage of revenues was the 18% increase in revenue without a corresponding percentage increase in operating expenses. Operating expenses increased by $95,917, in absolute dollars.

Operating Income was $437,352, down 57.6% from $1,030,551 in last year's first quarter. The decrease in operating income was primarily due to the lower Gross Margin.

Interest Expense increased from $56,983 to $102,847 due to increased borrowing at ISIL.

Income tax for the period was $187,371 or 48.4% compared with $298,135 or 29.5% in last year's quarter. This year's taxes are higher than the statutory rate primarily due to the fact that ISIL operated at a loss that can not be deducted for U.S. income tax purposes.

As a result of foregoing, net income for the quarter was $200,024 compared to $713,743 in last year's first quarter.

While sales of the Company's OASIS products did not contribute significantly to this quarter's performance, the prospects for future quarters are positive. The Company has begun to form strategic partnerships with other companies who offer specialty software in the document management area. These partnerships should increase the Company's ability to reach what management believes to be a large market for our OASIS products. With the recent release of the Company's OASIS products for NT platforms, the Company's appointment as a "Master Partner" of Microsoft's MCS Group, (A Group focused in the business sector involving organizations with large or mid-range computer systems), and the Company's expanding direct and indirect sales efforts, management anticipates that significant OASIS sales will be forthcoming in this fiscal year. There is no assurance, however, that such sales will be forthcoming.

The foregoing discussion includes forward-looking statements based on current management expectations. Such forward-looking statements involve certain risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause future results to differ from these expectations include: release and acceptance of OASIS products, success of these partnerships, competitive products and pricing pressures.

Liquidity and Capital Resources

During the first quarter, cash increased by $242,454. Major factors increasing cash included an increase in Accounts Payable of $2,118,507 primarily due to a build up of inventory purchases at ISIL in preparation for expanding sales and proceeds from the sale of warrants of $1,667,575. Major uses of cash included an increase in accounts receivable of $1,832,210 due to the expanding distribution business, an increase in inventories of $813,430, an increase in Prepaid Expenses and Other Assets of $488,024, which was primarily due to overpayment of income taxes, and Notes Payable from officers of $500,000 made under the Company's Executive Loan Program. The Executive Loan Program provides loans to the Company's executive officers for the purpose of acquiring shares of the Company's Common Stock.

The Company has working capital of $12,793,602. The Company's primary source of liquidity is cash from operations. The Company has lines of credit agreements for working capital which currently permit it to borrow up to $8,388,500 on an unsecured basis. These lines expire at various dates through June 30, 1996 and are subject to renewal thereafter. As of December 31, 1995, $4,414,788 was outstanding under these lines of credit. The lines of credit are used primarily by ISIL in the operation of the distribution business. All lines are renewed annually. Management does not anticipate any difficulty in the renewal of any bank line of credit.


                          PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

On November 15, 1995, a class action complaint was filed by Albert Socolov, in the United States District Court, Eastern District of Michigan, against the Company, Carl L. Bixby, David O. Schupp and George W. Perrett, Jr., and notice of the action was provided to the Company on December 22, 1995 (Socolov vs. Interface System, Inc., Carl L. Bixby, David O. Schupp and George W. Perrett, Jr., U.S.D.C., E.D. 95 CV 40413FL). Messrs. Bixby, Schupp and Perrett are all directors of the Company and hold the offices of President, Treasurer and Secretary, respectively, of the Company. The complaint alleges violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), liability under Section 20 of the Exchange Act and claims of common law fraud and deceit and negligent misrepresentation, based upon certain non-disclosures by the Company and its named officers related primarily to the effect of the acquisition of the Mekom distribution business on the Company. The plaintiffs seek relief for compensatory and punitive damages, together with pre-judgment interest, and plaintiffs' costs and disbursements, including reasonable allowances for fees for plaintiffs' attorneys and experts.

Mr. Socolov has voluntarily determined to dismiss his case with prejudice as to himself and is seeking court approval to do so.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         No.             Description

         10              Executive Loan Program,
                         form of note and security
                         agreement
         11              See Note B of Notes to Consolidated Financial
                         Statements
         27              Financial Data Schedule (EDGAR filing only)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereinto duly authorized.

                                      INTERFACE SYSTEMS, INC.

                                      BY: /S/ DAVID O. SCHUPP
                                          ------------------------------
                                          David O. Schupp, Vice President,
                                          Treasurer, and Chief Financial
                                          Officer and Accounting Officer
                                          (Duly Authorized Officer)