Form 10-Q
period 1996-03-31
INTERFACE SYSTEMS INC
filed 1996-05-15
CIK 714981

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For  the  quarterly  period  ended  March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ------ to -------

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

- ---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

         Indicated by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes [ ]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock, $.10 par value, as of May 6, 1996:
                               4,524,379 shares

ITEM 1. - FINANCIAL STATEMENTS

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
               MARCH 31, 1996 AND FISCAL YEAR SEPTEMBER 30, 1995

                                           MAR 31, 1996       SEPT 30, 1995
                                           ------------       -------------
                               ASSETS      (Unaudited)
CURRENT ASSETS
   Cash                                      4,293,319           3,735,758
   Accounts Receivable                      14,743,167          10,068,828
   Inventories                               8,673,670           7,360,204
   Prepaid Expense & Other Current Assets      921,395           1,115,256
   Deferred Income Taxes                       413,000             413,000
                                            ----------          ----------
     Total Current Assets                   29,044,551          22,693,046

PROPERTY, PLANT AND EQUIPMENT                4,810,682           4,617,924

NOTES RECEIVABLE - OFFICERS                    735,000                 -

OTHER ASSETS                                 6,887,261           6,641,480
                                            ----------          ----------
    Total Assets                            41,477,494          33,952,450
                                            ==========          ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes Payable                             4,283,119           4,367,318
   Accounts Payable                         11,160,636           6,070,074
   Accrued Compensation                        334,425             348,147
   Accrued Expenses                             69,983               2,230
   Deferred Revenue                            204,383             230,663
   Current Maturities of Long-Term Debt         52,400              52,400
                                            ----------          ----------
     Total Current Liabilities              16,104,946          11,070,832

LONG-TERM DEBT                                 260,939             286,546
DEFERRED INCOME TAXES                        1,421,000           1,381,000
                                            ----------          ----------
     Total Liabilities                      17,786,885          12,738,378
                                            ----------          ----------
STOCKHOLDERS' EQUITY
   Common Stock, $.10 Par value
    Shares Authorized 8,000,000
    Outstanding - 4,518,379 and 4,212,418      451,838             421,242
   Additional Paid-In Capital               11,027,685           9,114,577
   Foreign Currency Translation Adjustment    (229,141)           (198,169)
   Retained Earnings                        12,440,227          11,876,422
                                            ----------          ----------
     Total Stockholders' Equity             23,690,609          21,214,072
                                            ----------          ----------
     Total Liabilities and Stockholders'
       Equity                               41,477,494          33,952,450
                                            ==========          ==========

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
         FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995


                       QUARTER       QUARTER     SIX MONTHS      SIX MONTHS
                        ENDED         ENDED         ENDED           ENDED
                    MAR 31, 1996  MAR 31, 1995  MAR 31, 1996    MAR 31, 1995
                    ------------  ------------  ------------    ------------
                                          (Unaudited)

NET REVENUES         21,906,167    19,840,268    40,616,741      35,755,029

COST OF REVENUES     18,394,323    16,417,962    33,796,744      28,527,288
                     ----------    ----------    ----------      ----------
GROSS PROFIT          3,511,844     3,422,306     6,819,997       7,227,741

PRODUCT DEVELOPMENT
 COSTS                  430,909       352,580       867,748         667,166
SELLING, GENERAL
 AND ADMINISTRATIVE
 EXPENSES             2,527,274     2,499,677     4,961,449       4,959,975
                     ----------    ----------    ----------      ----------
OPERATING INCOME        553,661       570,049       990,800       1,600,600

OTHER INCOME             55,433        44,541       108,323          82,851

INTEREST EXPENSE       (114,687)      (43,945)     (217,533)       (100,928)
                     ----------    ----------    ----------      ----------
INCOME BEFORE TAXES     494,407       570,645       881,590       1,582,523


TAXES ON INCOME         130,413       192,600       317,785         490,735
                     ----------    ----------    ----------      ----------
  NET INCOME            363,994       378,045       563,805       1,091,788
                     ==========    ==========    ==========      ==========

EARNINGS PER SHARE         0.08          0.09          0.12            0.25

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                               SIX MONTHS       SIX MONTHS
                                              MAR 31, 1996     MAR 31, 1995
                                              ------------     ------------
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    563,805         1,091,788
   Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Depreciation and Amortization           1,552,712        1,473,081
       Deferred Income Taxes                      40,000           35,000
       Decrease (Increase) in Accounts
         Receivables                          (4,674,338)      (3,298,762)
       Decrease (Increase) in Inventories     (1,313,466)         429,621
       Decrease (Increase) in Prepaid
         Expenses and Other Current Assets       193,861         (504,039)
       Decrease (Increase) in Other Assets      (175,720)           1,012
       Increase (Decrease) in Accounts
         Payable                               5,090,562        4,192,458
       Increase (Decrease) in Accruals            54,031         (114,922)
       Increase (Decrease) in Deferred Revenue   (26,280)          35,247
                                               ---------       ----------
Net Cash Provided (Used) By Operating
 Activities                                    1,305,167        3,340,484
                                               ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment   (627,623)       (745,749)
   Proceeds from disposal of assets               (2,144)          6,768
   Additions to Software Development Costs    (1,136,959)     (1,060,846)
   Investment in Foreign Subsidiary              (48,806)          -
   Loans to Officers                            (735,000)          -
                                               ---------       ---------
Net Cash Used In Investing Activities         (2,550,532)     (1,799,827)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Notes Payable          (84,198)     (1,050,721)
   Reduction of Long-Term Debt                   (25,607)        (22,628)
   Issuance of Stock                           1,943,704         229,198
   Cash Dividends Paid                               -          (333,491)
                                               ---------       ---------
Net cash provided (used) by financing
  activities                                   1,833,899      (1,177,642)
                                               ---------       ---------
FOREIGN CURRENCY TRANSLATION                     (30,973)         31,917
                                               ---------       ---------
NET INCREASE (DECREASE) IN CASH                  557,561         394,932

CASH, beginning of the period                  3,735,758       3,347,282
                                               ---------       ---------
CASH, end of the period                        4,293,319       3,742,214
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

Note B - Earnings Per Share

The computation of primary earnings per common share equivalent is determined by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. The computation assumes that the outstanding stock options were exercised and proceeds used to purchase shares of common stock. The weighted average shares outstanding for the three months and the six months ended March 31, 1996 and 1995 are 4,765,316 and 4,326,297, 4,578,651 and 4,349,280
respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the second quarter ending March 31, 1996 were $21,906,167, up 10.4% from the prior year's second quarter revenue of $19,840,268. The increase in revenue is primarily due to a increase in revenues from the Interface System International, Ltd. (ISIL) distribution business.

Revenues for the six months were $40,616,741 up 13.6% compared to $35,755,029 in the first six months last year. The increase is primarily due to the increase in revenues from ISIL offset by a reduction of revenues in our core product printer area.

Cost of Revenues for the second quarter were 84% of revenues compared with 82.6% of revenues for the prior year's second quarter. The increase in cost of revenues is due to higher sales from our distribution business combined with lower margins in that business. Cost of revenues for the six months this year were 83.2% compared to 79.8% for the first six months last year. The increase in cost of revenues for six months is attributable to the same reasons as for the quarter.

Product Development, Selling and General and Administrative Expenses (Operating Expenses) for the second quarter were 13.5% of revenues compared to 14.4% of revenues in the same period last year. The decrease is primarily due to increased distribution business, which has lower operating expenses as a percent of revenues than core products. For the six months, Operating Expenses were 14.4% of revenues, compared to 15.7% in the first six months last year. Product Development was up for the quarter and six months due to additional personnel added for Oasis product development.

Operating Income for the quarter was $553,661, down 2.9% from $570,049 in last year's second quarter. The decrease in Operating Income is due to with lower margins in the distribution business combined with lower core product sales. Operating Income for the first six months was $990,800, down 38.1% from 1,600,600 in the first six months last year. The decrease in Operating Income is due to lower margins in the distribution business combined with lower core product sales.

Interest Expense for the quarter increased from $43,945 to $114,687 due to increased borrowing at ISIL, relating to the distribution business. Interest Expense for the six months increased from $100,928 to $217,533 for the same reason.

Income Before Taxes was $494,407, down 13.4% from $570,645 in last year's second quarter. The decrease was due to the lower Operating Income described above. Income Before Taxes for the first six months was $881,590, down 44.3% from $1,582,523 in the first six months last year.

Income Tax for the period was $130,413, or 26.4%, compared with $192,600, or 33.8%, in last year's quarter. Taxes for this year's period are lower than the statutory rate due to the fact that ISIL, which operated at a profit in this quarter, compared to a small loss in the same quarter last year, was able to utilize a tax loss carry forward. Income Tax for the six months was $317,785, or 36%, compared to $490,735, or 31%, for the six months last year. This year's six months tax rate is higher than the statutory rate due to a small year to date loss at ISIL, where, during the same period last year, there was a year to date profit.

As a result of the foregoing, net income for the quarter was $363,994 compared to $378,045 in last year's second quarter. Net Income for the six months was $563,805 compared to $1,091,788 in the first six months last year.

Sales of the Company's new Oasis products for the quarter did not contribute significantly to this quarter's performance. Oasis sales were higher than in the previous quarter and management expects that such sales will continue to grow during the Company's third fiscal quarter. The Company's actual results from sales of Oasis products may differ from management's expectations as a result of many factors, including release and acceptance of Oasis products, competitive pressures and pricing pressures.

Liquidity and Capital Resources

During the first six months, cash increased $557,561. Major factors increasing cash included an increase in Accounts Payable of $5,090,562 related to the purchase of increased inventories required by the expanding business at ISIL and proceeds from the exercise of warrants and exercise of stock options of $1,943,904. Major uses of cash included an increase in Accounts Receivable of $4,674,338 due to the expanding distribution business, an increase in Inventories of $1,313,466 and Loans to Officers of $735,000 made under the Executive Loan Program. The Executive Loan Program provides loans to the Company's executive officers for the purpose of acquiring shares of the Company's Common Stock.

The Company has working capital of $12,939,605. The Company's primary source of liquidity is cash from operations. The Company has lines of credit agreements for working capital which currently permit it to borrow up to $8,388,500 on an unsecured basis. These lines expire at various dates through June 30, 1996 and are subject to renewal thereafter. As of March
31, 1996,    $4,283,119 was outstanding under these lines of credit.  The lines of credit are used primarily by ISIL in the operations of the distribution business. All lines are renewed annually. Management does not anticipate any difficulty in the renewal of any bank line of credit.

                          PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

On November 15, 1995, a class action complaint was filed by Albert Socolov, in the United States District Court, Eastern District of Michigan, against the Company, Carl L. Bixby, David O. Schupp and George W. Perrett, Jr., and notice of the action was provided to the Company on December 22, 1995 (Socolov vs. Interface Systems, Inc., Carl L. Bixby, David O. Schupp and George W. Perrett, Jr., U.S.D.C., E.D. 95 CV 40413FL). Messrs. Bixby, Schupp and Perrett are all directors of the Company and hold the offices of President, Treasurer and Secretary, respectively, of the Company. The complaint alleged violations of Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act"), liability under Section 20 of the Exchange Act and claims of common law fraud and deceit and negligent misrepresentation, based upon certain non-disclosures by the Company and its named officers related primarily to the effect of the acquisition of the Mekom distribution business on the Company. The plaintiffs were seeking relief for compensatory and punitive damages, together with pre-judgement interest, and plaintiffs' costs and disbursements, including reasonable allowances for fees for plaintiffs' attorneys and experts.

Mr. Socolov has voluntarily determined to dismiss his case with prejudice as to himself and is sought court approval to do so. The order of dismissal was signed U.S. District Court on February 15, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on April 23, 1996 in Ann Arbor, Michigan, and was adjourned and reconvened on April 30, 1996. The Company's shareholders acted on the following matters:

   1. The Shareholders approved the election of the following directors for a three year term as follows:

                                  FOR                     WITHHELD
                                  ---                     --------
         Robert A. Seigle     3,318,960                  390,434
         Garnel F. Graber     3,533,304                  176,090
         Lloyd A. Semple      3,532,965                  176,429

   2. The Shareholders approved an Amendment to the Company's Certificate of Incorporation to Increase the Number of Shares of Common Stock Authorized for issuance from 8,000,000 to 20,000,000 at a par value of $0.10 per share as follows:

                                  FOR      AGAINST      ABSTAIN
                                  ---      -------      -------
                               3,066,253   638,693      4,4448

   3. The Shareholders approved a Proposal to Amend the Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the 1992 Plan from 400,000 to 800,000 as follows:


                                                       BROKER
                       FOR      AGAINST    ABSTAIN    NON-VOTE
                       ---      -------    -------    --------
                    1,610,413    652,287     16,872   1,615,936

   4. The Shareholders approved an amendment to the Company's 1993 Stock Plan for Non-Employee Directors to increase the number shares of Common Stock reserved for issuance under the Directors Plan from 42,000 shares to 175,000 shares. In addition, the Directors Plan would be amended to provide for an initial grant to each eligible director an option to purchase 5,100 shares of the Company's Common Stock and subsequent grants to each eligible director on the later of January 11, 1996 or the date such director joins the Board of Directors, and thereafter, on every third anniversary of the date the director received the prior subsequent grant, until the Directors Plan is terminated. The vote on such proposal was as follows:

                                                       BROKER
                       FOR      AGAINST    ABSTAIN    NON-VOTE
                       ---      -------    -------    --------
                     1,845,009   496,624    17,359    1,536,516

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

   No.           Description

   10.1          First Amendment to the Company's 1992 Stock Option Plan
   10.2          First Amendment to the Company's 1993 Stock Plan for Non-
                 Employee Directors
   27            Financial Data Schedule (EDGAR filing only)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 14, 1996                   INTERFACE SYSTEMS, INC.

                           BY: /S/ David O. Schupp
                              -------------------------------
                              David O. Schupp, Vice President,
                              Treasurer, and Chief Financial
                              Officer and Accounting Officer
                              (Duly Authorized Officer)