Form 10-Q
period 1996-06-30
INTERFACE SYSTEMS INC
filed 1996-08-14
CIK 714981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from --------- to -----------

                     Commission File Number       0-10902

                           INTERFACE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                   38-1857379
         -------------------------------------------------------------
        (State or other jurisdiction of         (IRS employer id. no.)
         incorporation or organization)


                             5855 Interface Drive
                          Ann Arbor, Michigan  48103
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

                       Yes  [ ]        No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.10 par value, outstanding as of August 1, 1996:
                               4,524,379 shares

ITEM 1. - FINANCIAL STATEMENTS


                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
               JUNE 30, 1996, AND FISCAL YEAR SEPTEMBER 30, 1995

                                         JUN 30, 1996          SEPT 30, 1995
                                         ------------          -------------
                          ASSETS          (Unaudited)


CURRENT ASSETS
   Cash                                   2,376,707              3,735,758
   Accounts Receivable                   11,400,092             10,068,828
   Inventories                            9,354,623              7,360,204
   Prepaid Expense & Other
     Current Assets                       1,869,109              1,115,256
   Deferred Income Taxes                    413,000                413,000
                                         ----------             ----------
     Total Current Assets                25,413,531             22,693,046

PROPERTY, PLANT AND EQUIPMENT             4,819,484              4,617,924

NOTES RECEIVABLE - OFFICERS                 819,594                   -

OTHER ASSETS                              6,794,995              6,641,480
                                         ----------             ----------
     Total Assets                        37,847,604             33,952,450
                                         ==========             ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes Payable                          5,581,929              4,367,318
   Accounts Payable                       7,729,086              6,070,074
   Accrued Compensation                     422,693                348,147
   Accrued Expenses                          13,423                  2,230
   Deferred Revenue                         120,813                230,663
   Current Maturities of Long-Term Debt      52,400                 52,400
                                         ----------             ----------
     Total Current Liabilities           13,920,344             11,070,832

LONG-TERM DEBT                              248,196                286,546
DEFERRED INCOME TAXES                     1,421,000              1,381,000
                                         ----------             ----------
     Total Liabilities                   15,589,540             12,738,378
                                         ----------             ----------

STOCKHOLDERS' EQUITY
   Common Stock, $.10 Par value
    Shares Authorized 8,000,000
    Outstanding - 4,524,379 and
      4,212,418                             452,438                421,242
   Additional Paid-In Capital            11,097,335              9,114,577
   Foreign Currency Translation
     Adjustment                            (236,371)              (198,169)
   Retained Earnings                     10,944,662             11,876,422
                                         ----------             ----------
     Total Stockholders' Equity          22,258,064             21,214,072
                                         ----------             ----------
     Total Liabilities and
       Stockholders' Equity              37,847,604             33,952,450
                                         ==========             ==========

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
         FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                          QUARTER     QUARTER     NINE MONTHS    NINE MONTHS
                           ENDED       ENDED         ENDED          ENDED
                       JUN 30, 1996 JUN 30, 1995  JUN 30, 1996  JUN 30, 1995
                       ------------ ------------  ------------  ------------
                                                          (Unaudited)

NET REVENUES            16,655,495   18,612,947    57,272,235    54,367,976

COST OF REVENUES        14,548,005   15,336,192    48,344,748    43,863,480
                        ----------   ----------    ----------    ----------

GROSS PROFIT             2,107,490    3,276,755     8,927,487    10,504,496

PRODUCT DEVELOPMENT
 COSTS                     543,729      343,931     1,411,477     1,011,097

SELLING, GENERAL AND
 ADMINISTRATIVE
 EXPENSES                3,370,863    3,144,949     8,332,313     8,104,924
                         ---------    ---------     ---------     ---------

OPERATING INCOME(LOSS)  (1,807,102)    (212,125)     (816,303)    1,388,475

OTHER INCOME                55,772       63,191       164,096       146,042

INTEREST EXPENSE          (112,910)     (70,157)     (330,443)     (171,085)
                          ---------    ---------     ---------     ---------

INCOME (LOSS) BEFORE
  TAXES                 (1,864,240)    (219,091)     (982,650)    1,363,432

TAXES ON INCOME           (368,675)     146,039       (50,890)      636,774
                         ---------    ---------      ---------    ---------

  NET INCOME(LOSS)      (1,495,565)    (365,130)     (931,760)      726,658
                         =========    =========     =========     =========

EARNINGS (LOSS) PER
  SHARE                      (0.33)       (0.09)        (0.21)         0.17

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                         NINE MONTHS           NINE MONTHS
                                         JUN 30, 1996          JUN 30, 1995
                                         ------------          ------------
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                (931,760)              726,658
Adjustments to reconcile net
  income to net cash provided by
  operating activities

    Depreciation and Amortization        2,397,846             2,240,882
    Deferred Income Taxes                   40,000                35,000
    Loss on Sale of Fixed Assets            27,857                   -
    Decrease (Increase) in Accounts
      Receivables                       (1,331,264)           (1,367,550)
    Decrease (Increase) in
      Inventories                       (1,994,419)              189,670
    Decrease (Increase) in Prepaid
      Expenses and Other Current
      Assets                              (720,978)             (726,267)
    Decrease (Increase) in Other
      Assets                              (185,378)              (22,175)
    Increase (Decrease) in Accounts
      Payable                            1,659,012             2,459,464
    Increase (Decrease) in Accruals         85,739                48,971
    Increase (Decrease) in Deferred
      Revenue                             (109,850)              (58,574)
                                         ---------             ---------
Net Cash Provided (Used) By
  Operating Activities                  (1,063,195)            3,526,079
                                         ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and
    Equipment                             (912,156)            (1,524,065)
  Proceeds from disposal of assets          15,309                  6,792
  Additions to Software Development
    Costs                               (1,692,290)            (1,499,237)
  Investment in Foreign Subsidiary         (39,137)               (18,724)
  Loans to Officers                       (819,594)                   -
                                         ---------              ---------
Net Cash Used In Investing Activities   (3,447,868)            (3,035,234)
                                         ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in Notes Payable   1,214,610              1,278,799
  Reduction of Long-Term Debt              (38,350)              (129,836)
  Issuance of Stock                      2,013,954                239,323
  Cash Dividends Paid                        -                   (501,675)
                                         ---------              ---------
  Net cash provided (used) by
    financing activities                 3,190,214                886,611
                                         ---------              ---------

FOREIGN CURRENCY TRANSLATION               (38,202)                16,478
                                         ---------              ---------

NET INCREASE (DECREASE) IN CASH         (1,359,051)             1,393,934

CASH, beginning of the period            3,735,758              3,347,282
                                         ---------              ---------
CASH, end of the period                  2,376,707              4,741,216
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

Note B - Earnings (Loss) Per Share

         The computation of primary earnings (loss) per common share equivalent is determined by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. The computation assumes that the outstanding stock options were exercised and proceeds used to purchase shares of common stock. The weighted average shares outstanding for the three months and the nine months ended June 30, 1996 and 1995 are 4,727,887 and 4,201,323, 4,624,957 and
4,272,840 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Revenues for the third quarter ending June 30, 1996 were $16,655,495, down 10.5% from the prior year's third quarter revenue of $18,612,947. The decrease in revenue is due to reduced revenues from printer products and Cleo SNA products. There was also a slight decrease in Interface Systems International, Ltd. (ISIL) distribution revenues due to a supplier shortage of laptop computers which prevented orders from being filled and the absence of a large single sale of supplies in this year's quarter compared to last year's third quarter.

         Revenues for the nine months were $57,272,235, up 5.3% compared to $54,367,976 in the first nine months last year. The increase is primarily due to the increase in revenues from ISIL Distribution offset by a reduction of revenues in our core product printer and Cleo SNA areas.

         Cost of Revenues for the third quarter were 87.3% of revenues compared with 82.4% of revenues for the prior year's third quarter. The increase in cost of revenues is due to reduced sales of our high margin core products, reduced margins in our distribution business and a nonrecurring cost associated with the cancellation of orders for material. Cost of Revenues for the nine months this year were 84.4% compared to 80.7% for the first six months last year. The increase in cost of revenues for nine months is attributable to the same reasons as for the quarter.

         Product Development, Selling and General and Administrative Expenses (Operating Expenses) for the third quarter were 23.5% of revenues compared to 18.7% of revenues in the same period last year. The increase in Operating Expense was due to increased Product Development and sales expenses associated with the Company's new Oasis product line. In addition, General and Administrative expenses included approximately $220,000 for nonrecurring legal expense and $150,000 in receivable reserve. Last year's General and Administrative Expense included a Bad Debt write off of $669,412. After accounting for non-recurring expenses, the net increase for Operating Expenses in this quarter compared to the same quarter last year is primarily due to increased corporate legal costs and increases in sales and administrative personnel costs at ISIL. For the nine months operating expenses were 17.0% of revenues compared to 16.8% in the first nine months last year.

         Operating Loss for the quarter was ($1,807,102), down from a loss of ($212,125) in last year's third quarter. The decrease in Operating Income is due to lower revenue, increased cost of revenues and operating expenses as described above. Operating Loss for the first nine months was ($816,303), down from income of $1,388,475 in the first nine months last year.

         Interest Expense for the quarter increased from $70,157 to $112,910 due to increase borrowing at ISIL related to the distribution business. Interest Expense for the nine months increased from $171,085 to $330,443 for the same reason.

         Loss Before Taxes was ($1,864,240), down from a loss of ($219,091) in last year's third quarter. The decrease was due to the lower Operating Income described above. Loss Before Taxes for the first nine months was ($982,650), down from income of $1,363,432 in the first nine months last year.

         Income Tax for the period was ($368,675), compared with $146,039 in last year's quarter. This year's taxes would have included a larger credit if it had not been for a loss at ISIL that cannot be used to reduce the Company's tax obligation. Income tax for the nine months was ($50,890), compared to $636,774 for the nine months last year. This year's nine month tax credit also would have been larger if it were not for losses in the UK that cannot be used to reduce the Company's tax obligation. As a result of the foregoing, the net loss for the quarter was ($1,495,565) compared to a loss of ($365,130) in last year's third quarter. Net Loss for the nine months was ($931,760) compared to earnings of $726,658 in the first nine months last year.

Liquidity and Capital Resources

         During the first nine months, cash decreased $1,359,051. Major factors decreasing cash included an increase in Accounts Receivable of $1,331,264 primarily due to the expanding business at ISIL, an increase in Inventories of $1,994,419 due to the expanding ISIL distribution business and increased printer inventory, additions to Property, Plant & Equipment of $912,156 and Loans to Officers of $819,594 made under the Executive Loan Program. The Executive Loan Program provides loans to the Company's executive officers for the purpose of acquiring and maintaining shares of the Company's Common Stock. Major sources of cash included proceeds from the exercise of warrants and of stock options of $2,013,954, and increase in Accounts Payable of $1,659,012 related to the inventory increase and an increase in notes payable of $1,214,610 associated with borrowing for the ISIL distribution business.

         The Company has working capital of $11,493,187. The Company's primary source of liquidity is cash from operations. The Company has lines of credit agreements for working capital which currently permit it to borrow up to $9,386,200 on an unsecured basis. These lines expire at various dates through June 30, 1997 and are subject of renewal thereafter. As of June 30, 1996, $5,581,928 was outstanding under these lines of credit. The lines of credit are used primarily by ISIL in the operation of the distribution business. All lines are renewed annually. Management does not anticipate any difficulty in the renewal of any bank line of credit.


                          PART II - OTHER INFORMATION


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

   No.           Description

   27            Financial Data Schedule (EDGAR filing only)

(b) A current report on Form 8-K dated June 14, 1996 was filed during the quarter for which this report is filed.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




August 14, 1996               INTERFACE SYSTEMS, INC.

                           BY: /S/ David O. Schupp
                              ------------------------------
                              David O. Schupp, Vice President,
                              Treasurer, and Chief Financial
                              Officer and Accounting Officer
                              (Duly Authorized Officer)