Form 10-K
period 1996-09-30
INTERFACE SYSTEMS INC
filed 1996-12-30
CIK 714981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended September 30, 1996
         or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from       to


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

                 YES     X             NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates as of December 6, 1996, computed by reference to the closing price per share for such stock on the Nasdaq Stock Market National Market on such date, was approximately $21,294,083.04 (assuming, but not admitting for any purpose, that all executive officers and directors of the registrant may be deemed affiliates).

The number of shares outstanding of the registrant's common stock as of December 6, 1996 was 4,535,879.

                                    PART I
ITEM 1.  BUSINESS

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

         The Company designs, manufactures and markets two families of products and services, all of which are used primarily to connect remote users in large enterprises to legacy applications on IBM mainframe and AS/400 computers. The Company's Presentation Products include printers and Oasis software for managing printing and viewing in client-server environments.

         The Cleo Products Group of the Company ("Cleo") designs and manufactures specialty data communications systems. These systems are largely aimed at linking personal and mini computers to large IBM mainframe computers via IBM's 3270 and 3780 protocols. Cleo specializes in providing UNIX capability to IBM users. Cleo's 3780 products are used for file transfer in the EDI (Electronic Data Interchange) marketplace.

         Through one of its wholly-owned subsidiaries, I.G.K. Industries, Inc. ("IGK"), the Company manufactures and markets printed circuit boards which are utilized in a variety of applications, including personal computers, computer peripherals, medical instrumentation and robotic modules, as well as printer controllers and communications cards assembled and marketed by the Company.

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

         On August 1, 1994, ISIL acquired the assets relating to the distribution business of Mekom, plc., a wholly-owned subsidiary of Copymore, plc. The purchased business distributes computer products and accessories to dealers throughout the United Kingdom. As of August 1, 1995, the Company terminated its use of the Mekom name and incorporated the functions of the Mekom business into ISIL.

         This "Business" section contains forward looking statements that involve uncertainties. Actual results could alter materially from those in the forward looking statements due to a number of uncertainties, including but not limited to those discussed below and in Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainty Relating to Forward - Looking Statements.

Products

Printers

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

Dot Matrix Printers

         The Company produces the 7224 series of printers, which is plug-compatible with the IBM 4224 printers, a series of dot matrix printers. The IBM 4224 is different from previous IBM dot matrix printer products in that it supports "Intelligent Printer Data Stream" ("IPDS") which is a page description and printer management language. This language is a subset of AFP "Advanced Function Presentation", IBM's stated long range architectural strategy for managing computer output. Since the introduction of the 7224 series of printers, management believes that the Company has been the first printer manufacturer to deliver a printer product compatible with each new IBM desktop IPDS printer series. The Company also manufactures its 7230 series of dot matrix printers which compete with the IBM 4230 printer.
These products are similar to the 7224 series except that they have additional features to emulate the IBM 4230 printer. Late in 1996, higher speed dot matrix printers were being evaluated for two new models which may be released in fiscal 1997.

Laser Printers

         The Company manufactures an 8 page per minute ("ppm") laser printer, Model 7028, which competes with the IBM 4028, a 10 ppm laser printer, and a model 7817, 17 ppm laser printer. The Company's 7028 and the 7817 laser printers include features which are unavailable in the IBM printers and are designed to help solve printing problems for banks, insurance companies, and other industries, which utilize distributed data processing, a method whereby documents are produced in one area but can be printed at remote locations. The Model 7817T, a 17 ppm RISC processor based laser printer, was introduced early in fiscal 1995. Also, late in 1995, the Company introduced the 9508, a unique desktop AFP printer with support for duplex, 11" X 17" and a number of other advantages. In 1996, the Company introduced the 9624, a 24 ppm printer. Late in 1996, the printer business unit began looking into the addition of new laser printer product models for possible release in fiscal 1997.

         Other printer enhancements, such as MICR check printing, and AFP Resource Caching (ARC), were introduced into Interface printers late in fiscal 1993. ARC is the ability to save fonts and overlay forms in the printer, eliminating the need to download the forms from the host at each printing session. These features continue to be enhanced and are included in the Company's models that were introduced in fiscal 1995 and fiscal 1996.

Circuit Boards

         The Company, through its wholly owned subsidiary I.G.K., manufactures printed circuit boards. The circuit boards are single sided, double sided and multi-layered, with up to 10 layers.

Software for managing printing and viewing

         In fiscal 1993, the Company began development of a new product, "Oasis", a software product which distributes AFP and other host printing capabilities to client-server environments in remote branch offices. Oasis, enables users to print or view business critical documents on LAN-attached printers and work-stations on their desktop. "Oasis" was introduced in 1994 and further software development has continued throughout fiscal 1994, 1995 and 1996. Oasis is designed to improve business processes by distributing critical documents to branch offices where they are needed. The Company believes that Oasis can also decrease customer costs by reducing or eliminating the need for high speed page printers, mail rooms, and mailing costs. The Company is developing Oasis on popular branch office operating systems, including Windows NT, OS/2 for the IBM PC, and AIX for IBM's RS/6000 in fiscal 1996. In 1996, the Windows NT version of Oasis began generating modest revenue. Oasis, for the other platforms listed above and the AS/400, is expected to be released in early calendar 1997.

         In addition to Oasis, in 1996, the Company remarketed other software applications and tools for managing AFP printing and viewing. In 1996, the Company began offering faxing and archiving products in conjunction with its Oasis product. The Company has also begun offering consulting and training services in conjunction with Oasis products.

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

         Since 1994, IBM mainframe users have looked beyond traditional SNA to explore alternative enterprise networking solutions. In response, the Company extended its Cleo line of Unix-to-mainframe connectivity products to work in TCP/IP, X.25, and Token-Ring networks. The Company is also developing new Cleo packages to support the Company's Oasis products and the client/server approach to distributed computing. Cleo 3270 client/server product was completed in fiscal 1995.

         Cleo also specializes in communications for EDI, the automated transfer of standard business documents, such as purchase orders, invoices, and shipping notices, over computer networks. Cleo's 3780Plus is the EDI industry's leading product for 3780/2780 RJE (Remote Job Entry) emulation in BSC (Binary Synchronous Communications) networks. 3780Plus has now been installed on over 85,000 computer systems worldwide. Changes continue to occur in the Company's EDI communications business and, accordingly, the Company has continued the development and enhancement of its 3780Plus products to ensure compatibility with virtually every major PC and work-station platform. For example, the Company developed a new Microsoft Windows-compatible version of its popular 3780Plus batch file transfer package and added 3780Plus support for Digital Equipment Corporation's new Alpha AXP work-stations. In fiscal 1995, the Company introduced a synchronous communications product line called A+, which in fiscal 1996, the Company expanded to many additional platforms.

Distribution Business

         In 1994, the Company's wholly owned subsidiary ISIL in the UK acquired the Mekom distribution business, a division of Copymore Plc. The Mekom business, located in Birmingham and ISIL's distribution business in Slough now operate as the ISIL distribution business and supply dealers in the UK. The primary products distributed include Canon printers, Kyocera printers and Toshiba lap top personal computers. ISIL also provides supplies and consumables for the products it distributes. In fiscal 1996, ISIL was selected as one of two distribution businesses in the UK to distribute IBM's complete desktop printer line.

Marketing

         The Company's customers include end-users, original equipment manufacturers, distributors and system integrators. The Company sells or leases its products domestically utilizing direct advertising, Company sales personnel, independent manufacturers' representatives and distributors. The Company has sales offices and personnel in Ann Arbor, Michigan; Boston, Massachusetts; Loves Park, Illinois; King of Prussia, Pennsylvania; and Irvine, California; and manufacturers' representatives in New York, North Carolina, Michigan, Kentucky, Illinois, Indiana, and Ohio.

         The Company's product sales in Europe are made through the Company's wholly-owned subsidiary, ISIL, a master distributor in the United Kingdom which sells to OEM's and other distributors throughout Europe and handles export sales throughout the Eastern Hemisphere. Export sales to South America and Canada are made from the Company in the U.S. The Company has written agreements with most of its foreign distributors.

         The following table sets forth certain information with respect to the Company's domestic and export sales during the fiscal years ended September 30, 1996, 1995, and 1994:

                    Year Ended September 30,

                                 1996        1995         1994
                                 ----        ----         ----
         Domestic Revenues     $15,175     $17,109      $21,674
         Foreign Revenues       59,408      53,134       17,338
                                ------      ------       ------
         Net Revenues          $74,583     $70,243      $39,012
                                ======      ======       ======

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 1996 Compared to Fiscal 1995 and Fiscal 1995 Compared to Fiscal 1994."

         The Company markets its line of 3270-compatible printers and Oasis printing and viewing solutions primarily to Fortune 1,000 companies. The AS/400 printers extend the Company's market to small and medium-sized companies. The Company's Cleo products are sold to companies which have IBM mainframes or which access IBM mainframes from micro or midrange computers. The Company has combined its communications sales and marketing with the printer sales and marketing, as customer prospects for the Company's products continue to overlap. The Company's customers include Alcatel Business Systems, Ltd., Chrysler Corp., Digital Equipment Corp., Electronic Data Systems Corp., International Business Machines Corporation, Lucent Technologies, Boeing Computer Services, Honda of America MFG, Inc., McDonnell Douglas Aerospace Information Services Co., Mercy Center Hospital, Northwest Airlines, Sears Roebuck and Co., Standard Electrik Lorenz Aktieng Ensellschaft, Sterling Commerce, Inc., Morristown Memorial Hospital, Tennessee Valley Authority and Union Pacific Railroad, Allstate, Inc., Charles Schwab, and Kroger Company.

         The Company maintains a printer service department which provides direct service for customers in Southeastern Michigan, Columbus, Ohio and Southern California. Elsewhere, the Company provides service through third parties, Bell Atlantic Business System Services and Vanstar Corporation, each of which has offices throughout the United States. Service to export customers is performed by the personnel of each foreign distributor. The Company trains and supports the personnel of Bell Atlantic Business System Services, Vanstar Corporation and its foreign distributors at the Company's headquarters. Communication products are serviced by a technical support group located at corporate headquarters in Ann Arbor, Michigan.

Manufacturing and Supply

         The Company's manufacturing operations consist primarily of the assembly of parts purchased from other sources, including printer mechanisms, logic boards, and power supplies. These parts are assembled into finished products which support the software developed at the Company. IGK manufactures printed circuit boards which are sold to the Company and to others. The Company has purchased and designed a variety of assembly and test equipment to reduce the cost and ensure the quality of the assembly process. A computerized system developed for the Company is used to manage purchasing, production, scheduling and inventory.

         Some components used in the Company's products are currently purchased from single or limited sources of supply. The Company purchases most of its printer mechanisms from Bull Italia, and Canon. ISIL distribution purchases the majority of their products from Canon, Kyocera, Toshiba, and IBM. The Company believes that the loss of one or more suppliers would not have a material long-term impact on its operations.

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

         Previously, the Company competed primarily on price; today, the Company is differentiating itself through the unique features of its hardware and software products, as well as the products' reputation for reliability and ease of use, and the quality of the Company's support services. With respect to printers, the Company competes primarily on the basis of its ability to offer IBM plug-compatible printers that feature advantages in software and hardware design and performance over their IBM counterparts. Competition is becoming more difficult as IBM is no longer obligated to purchase their desk top printers from a single source (Lexmark). Significant reductions in IBM printer prices could adversely affect the Company's revenues and margins.

         The Company's printers are designed to be compatible with the IBM mainframe, AS/400 and RS/6000 product lines. As IBM has periodically introduced new products or modified its lines of products, the Company has made appropriate modifications to its printers. If IBM discontinued or significantly redesigned its product lines, the Company's printer business could be adversely affected. With respect to Oasis printing and viewing software, the Company competes primarily with IBM products on the basis of features. Several other smaller companies have also entered the market, with products that are competitive with Oasis.

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

         The Company is adapting to the changing marketplace by merging its printer and communications technology for some of its new product development, including the Company's new Oasis products. For some platforms, the Oasis products use the Company's Cleo product technology for connectivity from the LAN to the headquarters mainframe and printer product software technology to provide mainframe printing capability on the LAN. In fiscal 1996, the Company has noticed a slight resurgence of interest in the mainframe as the source of data from legacy systems. While the environment continues to be favorable for our Oasis products, there is competition from companies, including IBM, which have products capable of performing functions similar to Oasis.

         Competition in Europe for core products sold by ISIL is similar to that in the United States. Competition for our distribution business in the UK consists of several distributors who are larger and carry broader product lines than the Company's distribution business, as well as many smaller competitors.

Product Development

         Since its inception, the Company has maintained a product development program and continues to supplement existing research and development capabilities through active recruiting of technical personnel and development of proprietary technology. In addition to merging the Company's sales and marketing for its communications and printer products,the Company is combining product development personnel. This combination supports development of the Company's new Oasis product(s) which utilize both connectivity and printing software. The Company currently has a staff of approximately 35 persons who work closely with marketing and field personnel to determine emerging user needs in data processing, and who continually review and evaluate technological changes affecting the Company's primary market.

         The Company places emphasis on research and product development and the employment of highly skilled and motivated individuals in these areas. Management believes that a strong product development staff is an important factor contributing to the Company's ability to compete successfully in the markets in which its products are sold. During the fiscal years ended September 30, 1996, 1995 and 1994, the Company expended approximately $865,000, $712,000, and $619,000 respectively, for research, development and engineering. All of such costs were sponsored by the Company. These figures do not include software development costs which are capitalized under Financial Accounting Standards No. 86, equalling $2,333,675, $1,998,022, and $1,991,416 for the years ended September 30, 1996, 1995 and
1994, respectively. See Note 1 of Notes to Consolidated Financial Statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1996 Compared to Fiscal 1995."

Employees

         The Company currently employs approximately 220 employees. None of the Company's employees are represented by collective bargaining unit, and the Company believes its employee relations to be good.

ITEM 2.  PROPERTIES

         The Company's principal office and manufacturing facilities occupy approximately 66,000 square feet in two buildings located in Ann Arbor, Michigan. The facilities were designed and built to the Company's specifications and the Company believes that they are adequate for its present and for its future operations.

         The Company also rents office space in London, England; Birmingham, England; Massachusetts, California, Pennsylvania, Illinois, and France, with an annual rental expense expected of $422,000 for fiscal 1997. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Company's Common stock is traded in The Nasdaq Stock Market National Market under the symbol "INTF". The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported on the Nasdaq National Market:

                                    High           Low
                                    ----           ---
         Fiscal 1995
         -----------
         First Quarter             $10.00        $ 4.50
         Second Quarter              9.25          6.75
         Third Quarter               8.00         5.375
         Fourth Quarter              6.25         4.875

         Fiscal 1996
         -----------
         First Quarter             $12.75        $ 4.75
         Second Quarter              19.5         10.75
         Third Quarter               18.5          7.75
         Fourth Quarter               9.0         5.625

         The last reported sale price for the Company's Common Stock on December 6, 1996, as reported on the Nasdaq National Market, was $5.38. On December 6, 1996, there were approximately 812 holders of record of the Company's Common Stock.

         The Company had warrants, which were extended in May 1995, and expired on December 29, 1995. See Note 10 of Notes to Consolidated Financial Statements for information relating to the conversion of the Warrants.

         The Company initiated the payment of cash dividends during fiscal 1994. Dividends of $0.04 per share, when declared are paid quarterly to holders of common stock. A quarterly dividend of $0.04 per share was paid through November 1995. At a Board of Directors meeting on January 12, 1996 the Directors suspended indefinitely the payment of a dividend. In the future, the payment of dividends again will depend on the Company's business, prospects and other factors considered by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data were derived from the Company's Consolidated Financial Statements which were audited by BDO Seidman, LLP. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto set forth elsewhere in this report.

                                     Year Ended September 30,
                               1996      1995       1994      1993     1992
                               ----      ----       ----      ----     ----
                                   (In thousands, except per share data)
Income Statement Data (1)(2):
Net                           $74,583   70,243    39,012   33,782  42,533

Cost of Revenues .........     63,798   57,516    24,500   20,534  26,440
                               ------   ------    ------   ------  ------

Gross Profit..............     10,786   12,727    14,512   13,248  16,093
Product Development
 Costs, Selling,
 General and
 Administrative
 Expenses.................     13,578   11,960    10,094   10,026  13,133
                               ------   ------    ------   ------  ------
Operating Income(loss)....     (2,792)     767     4,418    3,222   2,960

Dividend and Interest
 Income...................        200      186       131       39     174

Interest Expense..........       (340)    (264)     (172)    (210)   (318)

Net Losses and Costs of
 Spin-off of Subsidiary(2)        ---      ---       ---     (163)   (400)

Miscellaneous.............        ---       17        13       (6)    (66)
                                 ----     ----      ----     ----    ----
Income(loss)Before Taxes
 on Income (tax benefit)
 and Accounting Change....     (2,932)     706     4,390    2,882   2,350

Taxes on Income (tax
 benefit)(3)..............       (969)     540     1,428    1,177     868
                                -----    -----     -----    -----   -----
Income (loss)
 before Accounting
 Change...................     (1,963)     166     2,962    1,705   1,482

Accounting Change(4)              ---      ---      (127)     ---     ---
                                =====    =====     =====    =====   =====
Net Income (loss).........     (1,963)     166     2,835    1,705   1,482
                                =====    =====     =====    =====   =====
Earnings(loss) per
 Share(4)(5)..............      ($.44)   $ .04     $ .68    $ .41   $ .35

Dividends per Share.......        ---    $ .16     $ .16      ---     ---

Weighted Average Shares
 Outstanding (5)..........      4,440    4,239     4,170    4,141   4,263

                                               As of September 30,

                                1996     1995      1994      1993     1992
                                ----     ----      ----      ----     ----
                                               (In thousands)
Balance Sheet Data (1)(2):

Working Capital.......         $10,533  $11,622  $12,420   $11,328  $ 9,754
Total Assets..........          38,879   33,952   31,899    25,362   29,809
Long-Term Debt........             235      287      334       487      663
Stockholders' Equity..          21,253   21,214   21,421     9,139   24,344


(1) Reflects the operating results of ISIL since February 1, 1992 and the operating results of the distribution business acquired from Mekom, plc. since August 1, 1994.

(2) The 1992 financial statements include the accounts of Nematron, a former wholly-owned subsidiary of the Company which was spun-off in February 1993. At September 30, 1992, the measurement date of this transaction, the net assets of Nematron were separately classified in the balance sheet as "Net Assets of Subsidiary Held for Disposal" and a provision of $400,000 was recorded for the estimated 1993 losses of and costs of the spin-off. The 1993 results of operations of Nematron are not reflected in the financial statements; however, the net loss of Nematron for the five months ended February 28, 1993 and the 1993 costs of the spin-off in excess of the amount provided for at September 30, 1992 are recorded as an Other Expense.

(3)      See Note 7 of Notes to Consolidated Financial Statements.

(4) The accounting change reflects the Company's adoption of SFAS 109, "Accounting for Income Taxes" in the first quarter of 1994. This accounting change reduced net income by $127,000, or $0.03 per share. See Note 1 of Notes to Consolidated Financial Statements.

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


                    Percentage Relationship to Net Revenues
                           Year Ended September 30,

                                             1996        1995        1994
                                            ----        ----        ----

Net Revenues.....................           100.0%      100.0%      100.0%
Cost of Revenues.................            85.5        81.9        62.8
                                            -----       -----       -----
Gross Profit.....................            14.5        18.1        37.2
Product Development, Costs,
 Selling, General and
 Administrative Expenses.........            18.2        17.0        25.9
                                            -----       -----       -----
Operating Income(loss)...........            (3.7)        1.1        11.3
Other Income.....................             0.3         0.3         0.4
Interest Expense.................            (0.5)       (0.4)       (0.4)
                                            -----       -----       -----
 Income(loss) Before Taxes on
  Income(tax benefits) and Accounting
  Change ........................            (3.9)        1.0        11.3
Accounting Change ...............             ---         ---        (0.3)
Taxes on Income(tax benefit).....            (1.3)        0.8         3.7
                                            -----       -----       -----
Net Income(loss).................            (2.6)%       0.2%        7.3%
                                            =====       =====       =====

Overview

         The Company has established itself in Advanced Function Presentation(AFP) by offering a broad line of printers (printer products) and software for network servers that support printing and viewing of the output from IBM mainframe and mini (AS/400) computers. The Company is active in XPLOR, the national trade association for companies which offer electronic document management solutions for large corporations. XPLOR's membership consists of many Fortune 500 companies and others.

         The Company's Cleo 3270 products (now called Cleo Enterprise Network products) which made their first significant contribution to revenues in fiscal 1992 gained in importance in fiscal 1993 and 1994. Installation of these products pursuant to several major contracts with large retail companies began in fiscal 1993 and was completed in fiscal 1994. In fiscal 1995, the Cleo Enterprise Network Group completed its Cleo 3270 client server product and in 1996, has further enhanced this product. In 1995 the Cleo 3780 group (now known as Electronic Commerce Products) introduced A+, a synchronous file transfer product. The 3780Plus product enhancements, introduced over the last two years, continued to be well received by the electronic data interchange (EDI) market. In 1996, the A+ product was modified to operate on an expanded number of platforms.

         In fiscal 1993, the Company began the process of combining printer AFP engineering and 3270 LINKix engineering to design new products which the Company anticipates will be responsive to the changing industry. "Oasis" is the first product resulting from this combination and was announced in November 1993 at the annual XPLOR conference. The development of Oasis began the integration of the Company's major product lines which heretofore had been separate. In fiscal 1994 and 1995, the Company has continued the development and improvement of its Oasis product technology. The Company began aggressively marketing the expanded and improved Oasis product in fiscal 1996.

         In fiscal 1995, the Company moved the Cleo Enterprise Network group into a 12,000 square foot addition to its corporate headquarters. This physical combination of sales, marketing and engineering is part of the Company's continuing efforts to expand areas of synergy between printing connectivity and communication products.

         In fiscal 1996 IGK continued to supply printed circuit boards to the Company and outside customers throughout the midwest and the southeast.

Fiscal 1996 compared to Fiscal 1995

         Net revenues for the fiscal year ended September 30, 1996 increased 6.2% over the previous fiscal year. The increase was due to higher revenues from the ISIL distribution business in Slough and Birmingham, England. See
Note 13 of Notes to Consolidated Financial Statements. Core product sales which consist of Printer products, Oasis products, Cleo Enterprise Network products and Cleo Electronic Commerce products were down approximately 16% over the prior year. The reduced sales of core products were in the Printer products and the Cleo Enterprise Network products areas. Revenues from printer products decreased as a result of increased competition and greater sales emphasis on Oasis products. Cleo Enterprise Network products revenues were down primarily due to a continuing lack of large Cleo 3270 communication product sales. While there is no assurance that the core product revenues will increase in fiscal 1997, the Company is taking steps to address the declining sales. Specifically Product Management Teams have been established for each core product line (Printers, Oasis, Enterprise Network and Electronic Commerce). These teams have bottom line responsibility for their products and are charged with addressing areas such as inventory, product costs, sales margins, overhead costs, marketing and sales programs. As a result of the Product Teams each product line is receiving focused attention, and the Company believes that such focus will show positive results.

         Cost of revenues for fiscal 1996 was 85.5% of net revenues versus 81.9% in fiscal 1995. The increase is primarily due to the increased distribution business which carries much lower margins than the core product business. Margins in the distribution business were very low due to the nature of the business which has gross margins of 6% to 8%, as well as competitive pressures which can drive margins even lower on very large sales. Cost of revenues in the distribution business increased slightly in fiscal 1996 versus fiscal 1995. While there can be no assurance that the cost of revenues in the distribution business will decline in the future, the Company is implementing programs to improve the distribution business margins and is introducing a new product line that carries higher than average margins. Cost of revenues in the core product business went up approximately 5% primarily due to higher printer cost of sales which include approximately $180,000 in charges from a printer vendor for cancellation of printers and accessory orders and approximately $100,000 of higher royalty payments on licensed software. In addition, cost of revenues was up due to an increase of approximately $225,000 in the amortization of capitalized development costs. Cost of revenues as a percentage of revenues also went up due to fixed manufacturing expenses. While there can be no assurance that cost of revenue will come down in fiscal 1997, management, through the new business unit organizations and increased management attention, is focused on reversing this trend.

         Product development, selling and general and administrative expenses (operating expenses) were 18.2% of net revenues for fiscal 1996 versus 17% for fiscal 1995. The increase represents increases in every category of operating expenses, product development, sales and marketing, and general and administrative. Product development expenses were up in the Enterprise Network product area and in the Oasis product area. The Enterprise Network product development expenses were up due to a reduction in the amount of capitalized Research and Development. Sales and marketing expenses were up primarily due to the expansion of the Company's export market through the establishment of new distribution channels in the Middle East and Pacific
Rim areas. General and Administrative expenses were up due to a number of specific factors. In June of 1996, the President and CEO resigned his position and was replaced by an Executive Committee of the Board of Directors until a replacement CEO could be found. As a result of the CEO, resignation, approximately $550,000 of expenses were incurred, including consulting expenses, in preparation for the executive search, the search itself, compensation for the Executive Committee members, including the interim CEO, and compensation to the former CEO as part of a termination agreement.

         The first quarter and possibly the second quarter of fiscal 1997 will continue to have some expenses associated with interim management and the hiring of a new CEO. In addition, General and Administrative expenses were up approximately $440,000 for legal expense from the settlement of three unrelated law suits and their associated legal costs, and additional legal expenses due to the services required by the changes in the Company's management.

         Operating loss was 3.7% of revenues in fiscal 1997 versus income of 1.1% in fiscal 1995. The decrease was due to the higher cost of revenues and increased operating expenses as described in the paragraphs above.

         Taxes on Income (tax benefit) on income(loss) was (1.3%) of net revenues in fiscal 1996 versus 0.8% in fiscal 1995. The effective tax rate in fiscal 1996 was (33%) versus 76% in fiscal 1995. The tax benefit in 1996 was due primarily to the loss incurred during the year. The high effective rate for fiscal 1995 was primarily due to the non-deductible losses of our foreign subsidiary ISIL and non-deductible amortization of goodwill. See
Note 7 of Notes to Consolidated Financial Statements.

         As a result of the above factors, a net loss of 2.6% of net revenues was incurred in fiscal 1996 down from net income of 0.2% of net revenues in fiscal 1995.

Fiscal 1995 compared to Fiscal 1994

         Net revenues for the fiscal year ended September 30, 1995 increased 80.1% over the previous fiscal year. The increase was due to higher revenues from the ISIL distribution business in Slough and Birmingham, England (Mekom). In fiscal 1995 we operated the Mekom business for 12 months versus 2 months in fiscal 1994. See Note 13 of Notes to Consolidated Financial Statements. Core product sales (printers and communications) were down approximately 20% from fiscal 1994. The majority of the reduction in core product revenue was attributable to the lack of large corporate communications sales of Cleo 3270 product in fiscal 1995. In fiscal 1994, the Company had significant deliveries on four large corporate contracts for its Cleo 3270 products.

         Cost of revenues for fiscal 1995 was 81.9% of net revenues versus 62.8% in fiscal 1994. The increase is primarily due to the increased distribution business which has very high cost of sales. Margins in the distribution business were very low due to the nature of the business which has gross margins of 6% to 8%, as well as competitive pressures which can drive margins even lower on very large sales. In the core product area the Company's cost of revenues were up approximately 4.5% due to the product mix of reduced high margin Cleo 3270 software sales, the write down of slow moving printer inventory and amortization of software development cost increases in fiscal 1995 versus 1994.


         Product development, selling and general and administrative expenses ("operating expenses") were 17% of net revenues for fiscal 1995 versus 25.9% for fiscal 1994. The large reduction in operating expenses as a percent of revenues was due primarily to the large increase in revenues from UK the Company's distribution business which has much lower operating expenses as a percent of revenue than the Company's core businesses. Fiscal 1995 included twelve months of revenues from the Mekom acquisition versus only two months in fiscal 1994. In an absolute sense, Product Development expenses were up 11.2% in 1995 compared to 1994, while capitalized software development costs remained flat. The increase was due to higher expenditures for Oasis and Cleo new product development. Selling and general and administrative expenses were up 19.6% in an absolute sense and were required to support growth in the distribution business. In addition, a $669,000 bad debt charge was incurred in the UK distribution business, due to a single customer filing receivership. The Company has modified its procedures to reduce the probability of similar bad debt occurrences in the future.

         Operating Income was 1.1% of net revenues in fiscal 1995 versus 11.3 % in fiscal 1994. This decrease was primarily due to the poor performance of ISIL which had an operating loss of $851,895 in fiscal 1995 versus an operating loss of $53,918 in fiscal 1994. The increased operating loss at ISIL was primarily due to the $669,000 bad debt loss previously mentioned. The Company's Operating Income was also negatively impacted by a significant reduction in revenue from the Company's Cleo 3270 products in fiscal 1995 versus fiscal 1995 versus fiscal 1994, due to the absence of large customers in 1995. (See paragraph one above)

         Taxes on income were 0.8% of net revenues in fiscal 1995 versus 3.7% in fiscal 1994. The effective tax rate in fiscal 1995 was 76.44% versus 32.5% in fiscal 1994. The higher effective tax rate in fiscal 1995 was primarily due to the non-deductible losses of Company's foreign subsidiary ISIL and increased amortization of goodwill combined with lower pre-tax income. See Note 7 of Notes to Consolidated Financial Statements.

         As a result of the above factors, net income in fiscal 1995 decreased to 0.2% of net revenues versus 7.3% of net revenues in fiscal 1994.

Liquidity and Capital Resources

         Internally generated funds, supplemented by borrowing under the Company's bank line of credit, and the exercise of the Company's stock warrants in fiscal 1996 were the primary sources used to fund the Company's needs for working capital and capital expenditures. The Company believes that internally generated funds and existing lines of credit will be sufficient to meet its working capital needs and to fund anticipated capital expenditures for the upcoming fiscal year.

         As of September 30, 1996, the Company's working capital was $10,533,000. The Company's working capital as of September 30, 1995 and 1994 was $11,622,000 and $12,420,000, respectively.

         At September 30, 1996, the Company had $1,694,725 in cash and short term investments. The Company has lines of credit agreements for working capital which currently permit it to borrow up to $9,583,000 on an unsecured basis. These lines expire at various dates through June 30, 1997 and are subject to annual renewal thereafter. As of September 30, 1996, $5,691,546 was outstanding under these lines of credit. See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows

         Net cash used in operating activities was $1,038,452 in fiscal 1996 compared to net cash provided by operating activities of $2,433,934 in fiscal 1995. The decrease was primarily due to the large reduction in net income. In addition, the change was caused by decreased cash flows from other operating activities, primarily increases in receivables, prepaid expenses and offset by accrued expenses. The trend in cash flows used in (provided from) operating activities has been declining since 1994. The largest single factor in the decline has been declining net income (loss). The second factor is the increase in inventory. While there can be no assurance, the Company believes that operating results in 1997 will show improvement from fiscal 1996. In addition, inventory for core operations should decrease and inventory for the distribution business should only increase in proportion to revenue increases or less.

         Net cash used in investing activities in fiscal 1996 was $4,277,007 up from $3,754,258 in fiscal 1995. This change is primarily due to the net addition in notes receivable.


         Net cash provided from financing activities in fiscal 1996 was $3,312,308 compared to $1,704,893 provided from financing activities in fiscal 1995. The increase in fiscal 1996 was primarily due to the exercise of warrants and to an increase in notes payable to support the expanding distribution business in the UK.

Uncertainties Relating to Forward-Looking Statements

         "Item 7. Management's Discussion and Analysis of Results of Operations" and other parts of this Form 10-K contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for the Company's products and services, changes in Company strategy, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, component price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, inability to attract or retain sales and/or engineering talent, changes in customer requirements and evolving industry standards.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and schedules filed herewith are set forth in the Index to Financial Statements and Supplementary Data (on Page F-1 of the separate financial section which follows page 25 of this report) and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below is certain information relating to the directors and executive officers of the Company. The Company's directors are elected annually at the Annual Meeting of the Company's Shareholders. The executive officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board. David C. Seigle and Robert A. Seigle are first cousins. Except as otherwise noted, each person indicated below exercises sole voting and investment power with respect to the shares of the Company's Common Stock owned by him.

         Except as discussed below, each of the following directors has been engaged or employed in the principal occupation reflected in the table for more than five years. Mr. Bixby served as President and Chief Executive Officer and President of the Company from 1967 to his resignation in 1996. Mr. Graber retired in 1994, prior to which time he was Chairman and Chief Executive Officer of Applied Dynamics International for at the least the five years preceding such retirement. In 1996, upon the resignation of Mr. Carl Bixby, Mr. Graber was appointed acting Chief Executive Officer of the Company. Mr. Horst was President of Nematron Corporation for at least five years until he retired in May 1994. Mr. David Seigle retired in November 1991 and, in 1996, became the President of Technology Edge, Inc. Prior to 1991, Mr. Seigle was Vice-President of File Net Corporation, a manufacturer of document image processors.



                                               December 6, 1996
                                               ----------------
                                               Shares
                                               Benefi-   Percent
                      Principal     Director   cially       of
Name and Age         Occupation      Since     Owned(1)  Class(1)
------------         ----------     --------   --------  -------
Carl L. Bixby, 57     Retired.        1969     220,500     4.9%

Garnel F. Graber, 65  Retired.        1971      63,154(2)  1.4%

Milton Handelman, 80  Independent     1990       8,700       *
                      Business
                      Consultant.

G. Paul Horst, 46     Retired.        1988     133,809     2.9%

George W. Perrett, 59 Secretary and   1985      66,690(3)  1.5%
                      Vice President
                      of Corp. Opera-
                      tions of the
                      Company; Presi-
                      dent of I.G.K.
                      Industries, Inc.,
                      a subsidiary of
                      the Company.

David O. Schupp, 60   Vice President, 1969      61,102(4)  1.3%
                      Chief Financial
                      Officer and
                      Treasurer of the
                      Company.

David C. Seigle, 56   President of    1969      33,406      *
                      Technology Edge,
                      Inc., a value-
                      added reseller
                      franchising
                      company.

Robert A. Seigle, 69  President of    1969      86,010     1.9%
                      Concord Person-
                      nel, Inc., a
                      personnel
                      recruiting
                      company.

Lloyd A. Semple, 57   Attorney,       1996       1,000     *
                      Dykema Gossett,
                      PLLC, a Michigan
                      law firm.



---------------------------
(*)      Less than one percent.

(1) Includes shares which the following directors have a right to acquire within 60 days pursuant to the exercise of stock options:
         Mr. Schupp--15,500 shares; Mr. David Seigle--7,700 shares; Mr. Robert Seigle--13,200 shares; Mr. Graber--13,200 shares; Mr. Perrett--37,500 shares; Mr. Horst--7,700 shares and Mr. Handelman--1,700 shares. For purposes of computing the individual percentages, the shares which can be acquired upon the exercise of options within 60 days were added to the shares owned beneficially or of record by such persons on December 6, 1996 and to the shares outstanding on that date.

(2) Mr. Graber has sole voting power over 552 shares of Common Stock beneficially owned by him, and shares investment power with his son, Glen F. Graber, with respect to such shares. Mr. Graber also serves on the board of directors of Nematron Corporation.

(3) Includes 16,969 shares held by the George W. Perrett, Jr. Trust, of which Mr. Perrett is a Trustee and a beneficiary. Does not include 750 shares owned by Mr. Perrett's children, as to which Mr. Perrett disclaims beneficial ownership.

(4) Includes 45,602 shares held by the David O. Schupp Revocable Trustee, of which Mr. Schupp is a Trustee and beneficiary.

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


ITEM II.  EXECUTIVE COMPENSATION.

         The following table sets forth the cash compensation paid by the Company as well as other compensation paid or accrued during the Company's last three fiscal years ended September 30, 1996 to the Acting Chief Executive Officer, the Company's former Chief Executive Officer, and each of the two most highly compensated executive officers of the Company for services rendered in all capacities to the Company:


                                                 Summary Compensation Table

                                                                       Long-Term Compensation
                                                                               Awards
                                                                       ----------------------
                                                                        Securities
                                                                       Underlying
Name and                        Annual Compensation (1)                  Stock       All Other
Principal Occupation     Fiscal Year    Salary        Bonus             Options    Compensation (2)
--------------------     ----------------------------------             -------    ----------------

Garnel F. Graber (3)         1996       $ 45,200      $    --           5,100
 Acting Chief Executive
 Officer and Chairman of
 the Board

Carl L. Bixby (4)            1996        237,259             --                        18,314
 Chief Executive             1995        185,380          7,248            --          20,043
 Officer and President       1994        165,375        147,978            --          17,166

George W. Perrett, Jr.       1996         89,000             --                         9,560
 Secretary and Director      1995         85,000          3,624            --          15,164
                             1994         85,000         38,150            --           7,389

David O. Schupp              1996         89,901             --            --           9,773
  Vice President,            1995         86,008          7,248            --          16,321
  Treasurer and              1994         82,688         74,326            --          10,901
  Director

(1) Includes compensation deferred at the election of the executive in the category and year earned.

(2) "All Other Compensation" is comprised of (i) contributions made by the Company to the accounts of each of the named executive officers under the Company's 401(k) Plan with respect to each of the fiscal years ended September 30, 1996, 1995 and 1994, respectively, as follows: Mr. Bixby $8,613, $9,196 and $13,860; Mr. Perrett $4,080,
         $9,684 and $7,389; and Mr. Schupp $4,128, $10,676 and $9,421; (ii)
         the dollar value of any life insurance premiums paid by the Company in the fiscal years ended September 30, 1996, 1995 and 1994 respectively, with respect to term life insurance for the benefit of each of the named executives as follows: Mr. Bixby $3,071, $4,217 and $3,306; and Mr. Schupp $1,480, $1,480 and 1,480 and (iii) a car
         allowance paid by the Company in the fiscal years ended September 30, 1996 and 1995, respectively, as follows, for Mr. Bixby $6,630 and $6,630, Mr. Perrett $5,480 and $5,480 and Mr. Schupp $4,165 and $4,165.

(3) Mr. Graber was appointed acting Chief Executive Officer of the Company in June 1996.

(4)      Mr. Bixby resigned as Chief Executive Officer of the Company in June
         1996.


                Aggregated Option Exercises in Last Fiscal Year
                 and Fiscal Year ("FY")-end Option/SAR Values

         The following table provides information with respect to the named executive officers concerning the exercise of options during 1996 and unexercised options held as of the Company's most recent fiscal year end, September 30, 1996. All options were granted under the Company's 1992 Stock Option Plan or the now terminated 1982 Stock Option Plan.

                                       Number of
                                       securities
                                       underlying           Value of
                                       unexercised         unexercised
                                       options             in-the-money
                   Share       Value   at FY-End (#)         options
                 acquired on  realized exercisable/     exercisable/
Name            exercise (#)  ($) (1)  unexercisable  unexercisable($)(1)
----            ------------  -------- -------------  -------------------

Carl L. Bixby       6,000     $13,872      -0-                -0-
George W. Perrett     478       3,155  37,500/15,000     6,748/13,125
David O. Schupp       -0-       -0-    15,500/15,000     6,748/13,125
--------------
(1) The dollar values in these columns represent the total gain which would have been realized if such options had been exercised on September 30, 1996 (the Company's fiscal year end) and are calculated by determining the difference between the fair market value of the securities underlying the options on September 30, 1996 and the exercise price of the option. The dollar values in this table as well as all other tables contained in this proxy are calculated on a pre-tax basis.

Employment and Termination Arrangements

         The Company has entered into a Release and Settlement Agreement with Mr. Carl Bixby dated as of June 20, 1996. The Agreement provides, among other things, that Mr. Bixby would resign as Chief Executive Officer and President of the Company in June 1996 and would provide consulting services to the Company for a period of 24 months beginning July 1, 1996 at a rate of $16,000 a month. Mr. Bixby has also agreed not to use or disclose the Company's confidential information and, until July 1, 1998, not to engage in any business which is in substantial and direct competition with the Company. Further, the Agreement provides for the release by Mr. Bixby of certain past and future claims against the Company.

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

         On March 26, 1993, pursuant to the Company's Non-Employee Directors Stock Option Plan, the non-employee directors were each granted options to purchase 5,100 shares of the Company's Common Stock at the fair market value of $5.25 per share. The options are exercisable for a ten-year period from the date of grant or until the grantee ceases to serve on the Board, whichever is earlier.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of December 6, 1996, except as otherwise indicated, concerning all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, and all officers and directors as a group. Except as noted below, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

                                    Amount and
                                     Nature of
Name and Address of                  Beneficial      Percent
 Beneficial Owner                    Ownership       of Class
-------------------                 -----------      --------
All officers and directors as
  a group (9 persons) (1)             674,371          14.3%

---------------
(1) Includes shares which certain directors and officers have a right to acquire within 60 days pursuant to the exercise of stock options. See Item 10 for information regarding stock options and the shared voting and investment powers of officers and directors. For purposes of computing the percentage of class, the shares which can be acquired within 60 days pursuant to the exercise of stock options were added to the shares owned beneficially or of record by such persons on December 6, 1996 and to the shares outstanding on that date.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In October, 1995, the Board of Directors of the Company adopted the Interface Systems, Inc. Executive Loan Program (the "Executive Loan Program") which provides for the making of loans to the executive officers of the Company to enable such officers to purchase shares of the Company's Common Stock on the open market or in privately negotiated sales.

         The Executive Loan Program was adopted to encourage key executives in acquiring and maintaining a significant equity interest in the Company's Common Stock thereby aligning their interests with the interests of the Company's stockholders. The following summarizes the principal features of the Executive Loan Program.

         All senior executives of the Company are eligible to participate in the Executive Loan Program. The maximum amount of any loan or loans currently permitted to be outstanding to any one executive cannot exceed
Six Hundred Thousand Dollars ($600,000).

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

         On December 1, 1995 and March 27, 1996, the Company made loans under the Executive Loan Program to Carl L. Bixby in the principal amount of $650,000 and $100,000, respectively. The loan on March 27, 1996 was made after repayment under the $650,000 loan reduced the outstanding principal amount to $500,000. Both loans bear interest at an annual rate of 5.79% and are secured by shares of Common Stock of the Company owned by Mr. Bixby. As of December 6, 1996, approximately $638,000 was outstanding under the loan.

         On February 21, 1996, the Company made loans under the Executive Loan Program to George Perrett and David O. Schupp, in the principal amounts of $55,000 and $80,000, respectively. Each such loan bears interest at a rate of 5.50%. Mr. Perrett's and Mr. Schupp's loans are secured by shares of Common Stock of the Company owned by Mr. Perrett and shares of Common Stock of the Company, and other public company common stock, owned by Mr.

Schupp, respectively. As of December 6, 1996, $55,000 and $50,000 in principal amount were outstanding under Mr. Perrett's and Mr. Schupp's loans, respectively.

                   Interface Systems, Inc., and Subsidiaries
                       Consolidated Financial Statements
                 Years Ended September 30, 1996, 1995 and 1994



Report of Independent Certified Public Accountants

Financial Statements
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedules
         Report of Independent Certified Public Accountants
         Schedule II - Valuation and Qualifying Accounts

              Report of Independent Certified Public Accountants


To the Board of Directors
Interface Systems, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Interface Systems, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interface Systems, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.


/S/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

Troy, Michigan
November 14, 1996

                   Interface Systems, Inc., and Subsidiaries
                          Consolidated Balance Sheets

                                        September 30,
                                   1996              1995
                                   -----------       -----------
Assets:
Current Assets
 Cash and equivalents              $ 1,694,725       $ 3,735,758
 Accounts receivable, less
  allowance for doubtful accounts
  of $165,000 and $248,000          11,007,983        10,068,828
 Refundable income taxes             1,378,093           460,027
 Inventories (Note 2)               10,478,322         7,360,204
 Prepaid expenses and other
  current assets                     1,232,423           655,229
 Deferred income taxes (Note 7)        549,000           413,000
                                     ---------        ----------
Total Current Assets                26,340,546        22,693,046
                                    ----------        ----------
Property and Equipment (Note 6)
 Land                                  231,383           231,383
 Buildings and improvements          2,680,088         2,603,851
 Machinery and equipment             6,309,387         5,425,570
                                     ---------         ---------
                                     9,220,858         8,260,804
  Less accumulated depreciation     (4,404,043)       (3,642,880)
                                    ----------        ----------
Net Property and Equipment           4,816,815         4,617,924
                                     ---------         ---------
Other
 Goodwill, less accumulated
  amortization of $1,934,142
  and $1,620,983 (Note 3)            2,881,481         3,204,694
 Software development costs,
  less accumulated amortization
  of $3,928,353 and $2,927,340       3,570,545         3,032,987
 Notes receivable (Note 4)             810,173               ---
 Miscellaneous                         459,399           403,799
                                     ---------         ---------
Total Other Assets                   7,721,598         6,641,480
                                     ---------         ---------
                                   $38,878,959       $33,952,450
                                    ==========        ==========

See accompanying notes to consolidated financial statements.

                   Interface Systems, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                                  (continued)

                                          September 30,
                                     1996             1995
                                     ---------        -----------
Liabilities and Stockholders' Equity:
Current Liabilities
 Notes payable (Note 5)            $ 5,691,546       $ 4,367,318
 Accounts payable                    9,088,765         6,070,074
 Accrued expenses                      693,767           350,377
 Deferred revenue                      280,703           230,663
 Current maturities of
  long-term debt (Note 6)               52,400            52,400
                                    ----------        ----------
Total Current Liabilities           15,807,181        11,070,832

Long-Term Debt, less current
  maturities (Note 6)                  234,794           286,546
Deferred Income Taxes (Note 7)       1,584,000         1,381,000
                                    ----------        ----------
Total Liabilities                   17,625,975        12,738,378
                                    ----------        ----------
Commitments and Contingencies
 (Notes 9 and 15)

Stockholders' Equity (Notes 10 and 11)
 Common stock, $.10 par value,
  shares authorized 20,000,000;
  outstanding 4,535,879 and
  4,212,418                            453,588           421,242
 Additional paid-in capital         11,122,063         9,114,577
 Cumulative foreign currency
  translation adjustment              (236,051)         (198,169)
 Retained earnings                   9,913,384        11,876,422
                                    ----------        ----------
Total Stockholders' Equity          21,252,984        21,214,072
                                    ----------        ----------
                                   $38,878,959       $33,952,450
                                    ==========        ==========


See accompanying notes to consolidated financial statements.

                   Interface Systems, Inc., and Subsidiaries
                     Consolidated Statements of Operations

                                                 Year Ended September 30,
                                          1996             1995             1994
                                       ----------       ----------       ----------
Net Revenues                           $ 74,583,111     $ 70,243,216     $ 39,012,086

Cost of Revenues                         63,797,610       57,516,563       24,500,363
                                         ----------       ----------       ----------
Gross Profit                             10,785,501       12,726,653       14,511,723
                                         ----------       ----------       ----------
Product Development Costs                 1,956,404        1,453,605        1,307,523
Selling, General and Administrative
 Expenses                                11,621,102       10,506,062        8,786,591
                                         ----------       ----------       ----------
                                         13,577,506       11,959,667       10,094,114
                                         ----------       ----------       ----------
Operating Income (Loss)                  (2,792,005)         766,986        4,417,609
                                          ---------         --------        ---------
Other Income (Expense)
 Interest expense                          (340,376)        (263,758)        (171,701)
 Dividend and interest income               200,343          186,064          131,030
 Miscellaneous                                  ---           17,094           12,839
                                            -------          -------          -------
Net Other Expenses                         (140,033)         (60,600)         (27,832)
                                            -------          -------          -------
Income (Loss) Before Tax Benefit
 (Taxes On Income) and Cumulative Effect
 of Change in Accounting Principle       (2,932,038)         706,386        4,389,777
Tax Benefit (Taxes On Income) (Note 7)      969,000         (540,000)      (1,428,000)
                                          ---------          -------        ---------
Income (Loss) Before Cumulative Effect
 of Change in Accounting Principle       (1,963,038)         166,386        2,961,777
Cumulative Effect of Change in
 Accounting Principle (Note 1)                  ---              ---         (127,000)
                                          ---------          -------        ---------
Net Income (Loss)                       $(1,963,038)        $166,386       $2,834,777
                                          =========          =======        =========
Earnings (Loss) Per Share Before
 Cumulative Effect of Change in
 Accounting Principle                         $(.44)            $.04             $.71
Cumulative Effect of Change in
 Accounting Principle                            --               --             (.03)
                                               ----             ----             ----
Net Earnings (Loss) Per Share                 $(.44)            $.04             $.68
                                               ====             ====             ====

See accompanying notes to consolidated financial statements.

                   Interface Systems, Inc., and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                 Years Ended September 30, 1996, 1995 and 1995

                                                           Cumulative
                                             Additional     Foreign                 Total
                            Common Stock      Paid-In       Currency     Retained  Stockholders'
                          Shares     Amount    Capital     Translation   Earnings    Equity
-----------------------------------------------------------------------------------------------
Balance,
October 1, 1993          4,132,891  $413,289  $8,762,905   $(246,710)  $10,209,264  $19,138,748
 Net income                    ---       ---         ---         ---     2,834,777    2,834,777
 Sale of stock              20,477     2,048      64,780         ---           ---       66,828
 Cash dividends -
   $.16 per share              ---       ---         ---         ---      (664,113)    (664,113)
 Foreign currency
   translation                 ---       ---         ---      44,634           ---       44,634
-----------------------------------------------------------------------------------------------
Balance,
September 30, 1994       4,153,368   415,337   8,827,685    (202,076)   12,379,928   21,420,874
 Net income                    ---       ---         ---         ---       166,386      166,386
 Sale of stock              59,050     5,905     286,892         ---           ---      292,797
 Cash dividends -
   $.16 per share              ---       ---         ---         ---      (669,892)    (669,892)
 Foreign currency
   translation                 ---       ---         ---       3,907           ---        3,907
-----------------------------------------------------------------------------------------------
Balance,
September 30, 1995       4,212,418   421,242   9,114,577    (198,169)   11,876,422   21,214,072
 Net loss                      ---       ---         ---         ---    (1,963,038)  (1,963,038)
 Sale of stock             323,461    32,346   2,007,486         ---           ---    2,039,832
 Foreign currency
   translation                 ---       ---         ---     (37,882)          ---      (37,882)
-----------------------------------------------------------------------------------------------
Balance,
September 30, 1996       4,535,879  $453,588 $11,122,063   $(236,051)  $ 9,913,384  $21,252,984
===============================================================================================


See accompanying notes to consolidated financial statements.

                   Interface Systems, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                        Year Ended September 30,
                                                 1996             1995             1994
                                             ----------       ----------        -----------
Cash Flows From Operating Activities
 Net income (loss)                          $(1,963,038)       $ 166,386         $2,834,777
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities
    Depreciation and amortization             3,265,865        2,972,277          2,524,367
    Deferred income taxes                        67,000          151,000            372,000
    Loss on sale of fixed assets                 38,468           24,727                ---
    Accounts receivable                        (939,155)        (621,373)        (4,561,440)
    Refundable income taxes                    (918,066)        (460,027)               ---
    Inventories                              (3,118,118)         375,025          1,406,909
    Prepaid expenses and other
       current assets                          (577,194)        (159,632)           140,532
    Other assets                               (306,335)          10,591             40,955
    Accounts payable                          3,018,691          389,276          3,844,025
    Accrued expenses                            343,390         (445,743)           191,844
    Deferred revenue                             50,040           31,427            (47,504)
                                              ---------        ---------          ---------
Net Cash Provided By (Used In)
  Operating Activities                       (1,038,452)       2,433,934          6,746,465
                                              ---------        ---------          ---------
Cash Flows From Investing Activities
 Additions to notes receivable                 (985,000)             ---                ---
 Reduction of notes receivable                  174,827              ---                ---
 Proceeds from disposals of property
   and equipment                                 22,185           21,134                ---
 Additions to property and equipment         (1,155,344)      (1,777,370)          (797,863)
 Additions to software development costs     (2,333,675)      (1,998,022)        (1,991,416)
 Cash paid for purchase of Mekom Distribution       ---              ---         (2,017,200)
                                              ---------        ---------          ---------
Net Cash Used In Investing Activities        (4,277,007)      (3,754,258)        (4,806,479)
                                              ---------        ---------          ---------
Cash Flows From Financing Activities
 Net increase in notes payable                1,324,228        2,224,258            207,146
 Reduction of long-term debt                    (51,752)        (142,270)           (88,963)
 Sale of stock                                2,039,832          292,797             66,828
 Cash dividends paid                                ---         (669,892)          (664,113)
                                              ---------        ---------           --------
Net Cash Provided By (Used In)
  Financing Activities                        3,312,308        1,704,893           (479,102)
                                              ---------        ---------           --------
Foreign Currency Translation                    (37,882)           3,907             44,634
                                              ---------        ---------           --------
Net Increase (Decrease) In Cash
  and Equivalents                            (2,041,033)         388,476          1,505,518
Cash and Equivalents, beginning of year       3,735,758        3,347,282          1,841,764
                                              ---------        ---------          ---------
Cash and Equivalents, end of year            $1,694,725       $3,735,758         $3,347,282
                                              =========        =========          =========

See accompanying notes to consolidated financial statements.

                   Interface Systems, Inc., and Subsidiaries
                  Notes to Consolidated Financial Statements

1.       Summary of Accounting Policies
Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Interface Systems, Inc. (the "Company") and its wholly-owned subsidiaries, I.G.K. Industries, Inc. ("I.G.K."), Interface Systems International, Ltd. ("ISIL"), Interface Systems International, Inc. ("FSC"), and Scitronix Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations
--------------------
The Company and its subsidiaries develop, manufacture, and sell computer peripherals and data communications software primarily in the United States and Europe.

Concentrations of Credit Risk
-----------------------------
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. At times such cash and equivalents in banks are in excess of the respective financial institution's FDIC insurance limit. With respect to accounts receivable, the Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Fair Values of Financial Instruments
------------------------------------
The carrying amounts of cash and equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

The carrying amounts of the notes payable and long-term debt issued pursuant to the Company's bank credit agreements approximate fair value because the interest rates on these instruments change with market rates.

Use of Estimates
----------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.

At September 30, 1996, some portion of the Company's computer peripheral inventory exceeds current requirements based on recent sales activity. Although management has developed a plan to reduce this inventory to desired levels over the near term and believes no loss will be incurred upon disposition, no estimate can be made of the range of loss that is reasonably possible if this program is unsuccessful.

Inventories
-----------
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Equipment and Depreciation
------------------------------------
Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets, ranging from 3 to 33 years, using primarily the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Depreciation expense was $895,800, $811,778 and $752,908 for the years ended September 30, 1996, 1995 and 1994, respectively.

Goodwill
--------
Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over periods not exceeding 15 years. The Company reviews goodwill for impairment based upon undiscounted cash flows over the remaining life of the goodwill. If necessary, impairment will be measured based on the difference between undiscounted future cash flows and the net book value of the related goodwill.

Software Development Costs
--------------------------
In compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain computer software development costs have been capitalized. Capitalization of computer software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method over the remaining estimated economic lives of the respective products, ranging from two to five years. Amortization amounted to $1,796,117, $1,572,096, and $1,221,715 for the years ended September 30, 1996, 1995 and 1994, respectively, and is included in cost of revenues.

Foreign Currency Translation
----------------------------
All assets and liabilities of foreign subsidiaries are translated at exchange rates in effect on the balance sheet date, and revenue and expenses are translated using a weighted average exchange rate during the period. Cumulative adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity.

Revenue Recognition
-------------------
Revenues from product sales are recognized upon shipment to the customer. Lease and service revenues are recognized ratably over the contractual period or as the services are performed. Revenues from licenses of software products are recognized when the product is shipped and the Company has no further obligation to the customer. Deferred revenue represents advance billings on service contracts.

Research and Development Costs
------------------------------
Research and development costs, excluding the costs capitalized as computer software development costs, are expensed in the period incurred. These costs, representing engineering salaries, fringe benefits, other direct expenses and a portion of the Company's overhead, are included in the accompanying consolidated financial statements as product development costs. Research and development expenses for the years ended September 30, 1996, 1995 and 1994 were approximately $865,000, $712,000 and $619,000, respectively.

Taxes on Income
---------------
Deferred income taxes are recorded to reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Effective October 1, 1993, the Company changed its method of accounting for income taxes to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement No. 109 as of October 1, 1993 was to decrease net income for the year ended September 30, 1994 by $127,000.

Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share amounts have been calculated using the weighted average number of shares and common stock equivalents outstanding for the respective periods. The antidilutive effect of outstanding options and warrants of the Company is excluded from the earnings (loss) per share calculations presented in the consolidated statements of operations. Shares used in the computation were 4,440,262, 4,238,889 and 4,169,781 for fiscal years 1996, 1995 and 1994, respectively.

Consolidated Statements of Cash Flows
-------------------------------------
For the purposes of this statement, the Company considers money market funds to be cash equivalents.

Recent Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of," which provides guidance on how and when impairment losses are recognized on long-lived assets. The Company will adopt this statement October 1, 1996 and does not expect it to have a material impact on the Company.

The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the proforma net income and earnings per share, determined as if the fair value based method had been applied. The Company will adopt this statement October 1, 1996 and continue to apply APB Opinion No. 25.

2.       Inventories

Inventories are summarized as follows:

                                           September 30,
                                     1996                 1995
                                  -----------         -----------
Finished goods                    $ 4,394,274         $ 2,648,988
Purchased parts and accessories     4,133,108           2,853,910
Work-in-process                     1,153,172           1,005,203
Service parts and demo units          797,768             852,103
                                    ---------           ---------
                                  $10,478,322         $ 7,360,204
                                   ==========           =========

3.       Business Acquisition

In August 1994, ISIL acquired certain assets of Mekom Computer Products PLC ("Mekom"), a British company, for $2,017,200. The acquisition was accounted for as a purchase and, accordingly, the acquired assets have been recorded on ISIL's books at the estimated fair values at the date of acquisition. The excess of the total purchase price over the estimated fair value of assets acquired was $1,121,617 and is included as goodwill in the accompanying consolidated balance sheets. The consolidated statements of operations include the operating results of Mekom from August 1994.

4.       Notes  Receivable

Notes receivable at September 30, 1996 consist of the following:

Note receivable due from a former officer of the
Company, bearing interest at 5.79%, collateralized
by 158,000 shares of the Company's common stock,
due December 1996                                       $ 600,000

Notes receivable due from two officers of the Company,
bearing interest at 5.50%, collateralized by common
stock, due in February 1998                               125,000

Note receivable due from a former officer of the
Company, bearing interest at 5.79%, due in monthly
installments through June 1998, unsecured                  85,173
                                                         --------
                                                        $ 810,173
                                                         ========

5.       Lines-of-Credit and Notes Payable

The Company has a $3,500,000 working capital credit facility with a bank which is renewed annually. Borrowings under this agreement are unsecured and bear interest at the bank's prime rate. There were no borrowings outstanding with respect to this agreement at September 30, 1996 and 1995.

ISIL has a short-term credit facility with a bank, which is renewed annually, under which it may borrow up to $5,933,000. Borrowings under this facility are guaranteed by the Company, bear interest at LIBOR plus 2% (8.25% at September 30, 1996) and are due on demand. Borrowings outstanding at September 30, 1996 and 1995 were $5,691,546 and $4,367,318, respectively.

The ISIL credit facility contains a restrictive covenant requiring ISIL to maintain positive tangible net worth. ISIL was in compliance with this covenant at September 30, 1996 and 1995.

IGK has a short-term credit facility with a bank under which it may borrow up to $150,000. Borrowings are collateralized by accounts receivable, inventory, and machinery and equipment and bear interest at .5% over the bank's prime rate. There were no borrowings outstanding under this facility at September 30, 1996 and 1995.

6.       Long-Term Debt

Long-term debt consists of the following:
                                           September 30,
                                        1996           1995
                                      --------      --------
Installment loan payable - bank,
payable in monthly installments of
$3,696 including interest at .25%
over the bank's prime rate (8.5%
at September 30, 1996), due March
1997, unsecured                      $ 259,039      $ 284,247

Installment loan payable - bank,
payable in monthly installments of
$2,212 plus interest at 7.65%,
through October 1997, collateralized
by equipment                            28,155         54,699
                                      --------       --------
                                       287,194        338,946
Less current maturities                 52,400         52,400
                                      --------       --------
                                     $ 234,794      $ 286,546
                                      ========       ========

The aggregate amounts of long-term debt maturing in each of the next two fiscal years are as follows: 1997 - $52,400; and 1998 - $234,794.

7.       Taxes on Income

Tax benefit (taxes on income) in the consolidated statements of operations are made up of the following components:

                                     Year Ended September 30,
                                  1996          1995         1994

Current - U.S. federal         $1,036,000    $(389,000)  $(1,056,000)
Deferred - U.S. federal           (67,000)    (151,000)     (372,000)
                                ---------      -------     ---------
                               $  969,000    $(540,000)  $(1,428,000)
                                =========      =======     =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                            September 30,
                                         1996           1995
                                      ----------     ----------
Deferred Tax Liabilities
 Tax depreciation and amortization
   greater than book amounts         $ 1,584,000    $ 1,381,000
                                       =========      =========
Deferred Tax Assets
 Net operating loss carryforwards
   of ISIL                           $   544,000    $   612,000
 Receivable and inventory reserves       291,000        248,000
 Accruals deductible when paid           206,000        107,000
 Inventory costs under uniform
   capitalization rules                   52,000         43,000
 Other                                       ---         15,000
                                       ---------      ---------
                                       1,093,000      1,025,000
Valuation Allowance for Deferred Tax
 Assets of ISIL                         (544,000)      (612,000)
                                       ---------      ---------
Net Deferred Tax Assets               $  549,000     $  413,000
                                       =========      =========

The following reconciles the statutory federal income tax rate to the Company's effective tax rate:

                                        Year Ended September 30,
                                    1996          1995          1994
                                  ---------     ---------     ---------
Tax benefit (income tax) based on
 the federal statutory rate         34.00%       (34.00)%     (34.00)%
(Increase) decrease in taxes
 resulting from:
   Amortization of goodwill         (3.31)       (13.74)       (2.21)
   Benefits of FSC non-taxable
     income                           .63          7.29          .40

   Non-taxable income
     (non-deductible losses) of
     foreign subsidiaries             .21        (41.00)        (.42)
 Research and development credits      --          4.67         2.74
 Other                               1.52           .34          .96
                                    -----         -----        -----
                                    33.05%       (76.44)%     (32.53)%

The domestic and foreign components of income (loss) before taxes on income were as follows:
                                        Year Ended September 30,
                                     1996          1995         1994
                                   --------     ---------    ---------
Domestic                        $(2,950,287)   $1,558,281   $4,443,695
Foreign                              18,249      (851,895)     (53,918)
                                  ---------     ---------    ---------
                                $(2,932,038)   $  706,386   $4,389,777
                                  =========     =========    =========

ISIL has net operating loss carryforwards totalling approximately $1,600,000 at September 30, 1996.

8.       Retirement Plan

The Company has established a defined contribution retirement plan for all eligible employees. Participants may make basic contributions from 2% to 8% of their compensation pursuant to Section 401(k) of the Internal Revenue Code. The Company makes a basic contribution of 100% of the amount contributed by participants, up to 4% of participant compensation, and may make additional contributions as approved by the Board of Directors. The Company recognized approximately $298,000, $299,000 and $223,000 of expense related to this plan for the years ended September 30, 1996, 1995 and 1994, respectively.

In addition, ISIL maintains a defined contribution pension plan for all eligible employees. ISIL recognized approximately $140,000, $112,000 and $105,000 of expense related to this plan for the years ended September 30, 1996, 1995 and 1994, respectively.

9.       Commitments and Contingencies

The Company has various operating leases which require future minimum rental payments in excess of one year as follows: 1997 - $422,000; 1998 - $398,000; 1999 - $398,000; 2000 - $398,000; and 2001 - $398,000. Rent
expense for the years ended September 30, 1996, 1995 and 1994 was approximately $200,000, $375,000 and $243,000, respectively.

10.      Stock Warrants

On August 3, 1983, the Company sold 300,000 units (consisting of two shares of common stock and one warrant) through a public offering at $15.00 per unit. Each warrant entitled the holder to purchase one share of common stock. During the year ended September 30, 1996, 264,450 of the warrants were exercised at a price of $6.50 per warrant, and the remaining warrants expired.

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

The Company has reserved approximately 1,056,000 shares of its common stock for issuance under the various stock option plans ("Plans"). Approximately 648,000 shares are available for grant under the Plans at September 30, 1996.

Changes in stock options outstanding, adjusted to reflect stock dividends and splits, are summarized as follows:

                                   Qualified                 Non-Qualified
                                             Option                    Option
                                 Shares       Price        Shares       Price
                                 ------      ------        ------      ------
                                                  $                         $
Balance, October 1, 1993        468,232   3.31-7.50        46,500   5.25-7.04
 Granted                            ---         ---           ---         ---
 Exercised                      (20,477)  3.31-3.63           ---         ---
 Expired or terminated          (30,123)  3.31-7.50           ---         ---
                                -------   ---------        ------   ---------
Balance, September 30, 1994     417,632   3.31-7.50        46,500   5.25-7.04
 Granted                         78,000   5.38-7.19           ---         ---
 Exercised                      (55,700)  3.31-7.50           ---         ---
 Expired or terminated          (37,033)  3.63-7.50           ---         ---
                                -------   ---------        ------   ---------
Balance, September 30, 1995     402,899   3.31-7.50        46,500   5.25-7.04
 Granted                         76,200  9.25-11.00        25,500       11.00
 Exercised                      (47,511)  3.31-7.50       (11,500)  5.25-7.04
 Expired or terminated          (83,422) 6.64-11.00           ---         ---
                                -------  ----------        ------   ---------
Balance, September 30, 1996     348,166  3.31-11.00        60,500  5.25-11.00
                                =======  ==========        ======  ==========

At September 30, 1996, 235,523 of the qualified and 35,000 of the non-qualified options are exercisable.

12.      Supplemental Disclosures of Cash Flow Information

                                          1996        1995       1994
                                        --------    --------   --------
Cash Paid During The Year For
 Taxes on income                       $ 332,136   $ 712,682  $ 970,694
 Interest                                340,376     263,758    171,701


13.      Segment Information and Foreign Revenues

The Company and its subsidiaries are involved in one business segment; the development, manufacture and sale of computer peripherals and data communications software.

Financial information, summarized by geographic area, is as follows:






                                           Year Ended September 30, 1996
                            United States     Europe     Eliminations    Consolidated
                            -------------     ------     ------------    ------------
Total Revenue
 Unaffiliated customers      $15,175,362   $59,407,749   $       ---      $74,583,111
 Inter-area transfers          1,806,220           ---    (1,806,220)            ---
                              ----------    ----------     ---------       ----------
Total                        $16,981,582   $59,407,749   $(1,806,220)     $74,583,111
                              ==========    ==========     =========       ==========
Net Income (Loss)            $(1,981,287)  $    18,249   $       ---      $(1,963,038)
                               =========        ======           ===        =========
Total Assets                 $24,217,086   $17,187,624   $(2,525,751)     $38,878,959
                              ==========    ==========     =========       ==========


                                           Year Ended September 30, 1995
                            United States     Europe     Eliminations    Consolidated
                            -------------     ------     ------------    ------------
Total Revenue
 Unaffiliated customers      $17,108,616   $53,134,600   $       ---      $70,243,216
 Inter-area transfers          2,556,049           ---    (2,556,049)            ---
                              ----------    ----------     ---------       ----------
Total                        $19,664,665   $53,134,600   $(2,556,049)     $70,243,216
                              ==========    ==========     =========       ==========
Net Income (Loss)            $(1,018,281)  $  (851,895)  $       ---      $   166,386
                               =========        ======           ===        =========
Total Assets                 $23,462,758   $12,925,606   $(2,435,914)     $33,952,450
                              ==========    ==========     =========       ==========

                                           Year Ended September 30, 1994
                            United States     Europe     Eliminations    Consolidated
                            -------------     ------     ------------    ------------
Total Revenue
 Unaffiliated customers      $21,673,600   $17,338,486   $       ---      $39,012,086
 Inter-area transfers          2,685,930           ---    (2,685,930)            ---
                              ----------    ----------     ---------       ----------
Total                        $24,359,530   $17,338,486   $(2,685,930)     $39,012,086
                              ==========    ==========     =========       ==========
Net Income (Loss)            $ 2,888,695   $   (53,918)  $       ---      $ 2,834,777
                               =========        ======           ===        =========
Total Assets                 $22,962,685   $10,634,228   $(1,697,609)     $31,899,304
                              ==========    ==========     =========       ==========

United States inter-area transfers represent shipments of equipment and parts to foreign subsidiaries. These inter-area shipments are made at transfer prices which are discounted from prices charged to unaffiliated customers and have been eliminated from consolidated net revenues.

14. Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended September 30, 1996 and 1995.

                       First        Second        Third         Fourth      Fiscal
1996                  Quarter       Quarter      Quarter        Quarter      Year
----                ----------    ----------    ----------    ----------   ----------
Net Revenues       $18,710,574   $21,906,167   $16,655,495   $17,310,875  $74,583,111
Gross Profit         3,308,153     3,511,844     2,107,490     1,858,014   10,785,501
Net Income (Loss)      200,024       363,994    (1,495,565)   (1,031,491)  (1,963,038)
Net Earnings (Loss)
 Per Share                 .05           .08          (.33)         (.23)        (.44)


                       First        Second        Third         Fourth      Fiscal
1996                  Quarter       Quarter      Quarter        Quarter      Year
----                ----------    ----------    ----------    ----------   ----------
Net Revenues       $15,914,761   $19,840,268   $18,612,947   $15,875,240  $70,243,216
Gross Profit         3,805,435     3,422,306     3,276,755     2,222,157   12,726,653
Net Income (Loss)      713,743       378,045      (365,130)     (560,272)     166,386
Net Earnings (Loss)
 Per Share                 .17           .09          (.09)         (.13)         .04

During the fourth quarter of fiscal 1995, the Company recorded certain year end accounting adjustments relating to inventories and royalty obligations under license agreements. Such adjustments decreased net income in the fourth quarter by approximately $298,000 or $.07 per share.

                   Interface Systems, Inc., and Subsidiaries
                         Financial Statement Schedules

Report of Independent Certified Public Accountants

To the Board of Directors
Interface Systems, Inc.
Ann Arbor, Michigan

The audits referred to in our report dated November 14, 1996 relating to the consolidated financial statements of Interface Systems, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedules listed in the accompanying index.

In our opinion, such financial statement schedules present fairly the information set forth therein.


/S/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

Troy, Michigan
November 14, 1996















                                      S-1

                   Interface Systems, Inc., and Subsidiaries
                Schedule II - Valuation and Qualifying Accounts
                  Years Ended September 30, 1996, 1995, 1994

                                                  Additions
                                   Balance at     Charged to                    Balance
                                   Beginning      Cost and                     at End
Description                        of Year        Expenses       Deductions    of Year
-----------                        ----------     ----------     ----------    -------
Year Ended September 30, 1996
 Allowance for doubtful accounts
  (deducted from accounts
   receivable)                     $ 248,000      117,000        (1)200,000   $165,000
-------------------------------------------------------------------------------------
Year Ended September 30, 1995
 Allowance for doubtful accounts
  (deducted from accounts
   receivable)                     $ 133,000      251,000        (1)136,000   $248,000
-------------------------------------------------------------------------------------
Year Ended September 30, 1994
 Allowance for doubtful accounts
  (deducted from accounts
   receivable)                     $ 117,000       31,000        (1) 15,000   $133,000
----------
(1)  Accounts deemed to be uncollectible.















                                      S-2

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements, Schedules and Exhibits

         1-2. The financial statements and schedules filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1 of the separate financial section which follows page 25 of this report) and are incorporated herein by reference.

         3. The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section which follows the financial section of this report) and are incorporated herein by reference.

         (b) The Company filed no current reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1996.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERFACE SYSTEMS, INC.


Dated:  December 23, 1996       By: /s/ Garnel F. Graber
                                    ----------------------------------------
                                    Garnel F. Graber, Acting Chief Executive
                                    Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                    Date


/s/ Garnel F. Graber     Chief Executive          December 27, 1996
--------------------     Officer and Director
Garnel F. Graber         (Principal Executive
                         Officer)

/s/ David O. Schupp      Vice President,                   December 27, 1996
--------------------
David O. Schupp          Treasurer and Director
                         (Principal Financial
                         and Accounting Officer)

/s/ Carl L. Bixby        Director                          December 23, 1996
---------------------
Carl L. Bixby


---------------------    Director                          December   , 1996
David C. Seigle


/s/ Robert C. Seigle     Director                          December 22, 1996
---------------------
Robert A. Seigle


/s/ George W. Perrett    Secretary and                     December 27, 1996
---------------------    Director
George W. Perrett


---------------------    Director                          December _, 1996
G. Paul Horst


/s/ Milton Handelman     Director                          December 27, 1996
----------------------
Milton Handelman


/s/ Lloyd A. Semple     Director                           December 27, 1996
----------------------
Lloyd A. Semple

                               INDEX TO EXHIBITS

Exhibit
Number           Description

3(a)             Certificate of Incorporation of the Company, as amended to date.  (1)

3(b)             Bylaws of the Company, as amended to date.  (1)

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

10(c) 1982 Incentive Stock Option Plan, effective May 21, 1982, as amended, with Form of Stock Option Agreement with Stock Appreciation Rights. (2)

10(h)            Form of Non-Qualified Stock Option Agreement.  (2)

10(1)            1992 Stock Option Plan, effective May 6, 1992.  (3)

10(2)            Amendment No. 1 to the 1992 Stock Option Plan.  (4)

10(3)            1993 Stock Option Plan for Non-Employee DiIrectors.  (5)

10(4)            Amendment No. 1 to the Non-Employee Director Stock Option
                 Plan.  (6)

10(6) Release and Settlement Amendment dated as of June 20, 1996 between the Company and Carl L. Bixby . (1)

21               Subsidiaries of the Registrant.  (7)

23               Consent of BDO Seidman.  (1)

27               Financial Data Schedule
______________________

(1)      Filed herewith.

(2) These exhibits were filed under Item 16 of the Registrant's Form S-1 Registration Statement filed on July 15, 1983 pursuant to the Securities Act of 1933, as amended, File No. 2-84204 and are incorporated herein by reference. The exhibit numbers used herein are identical to the exhibit numbers as originally filed with the form S-1 Registration Statement.

(3) This exhibit was filed as Exhibit 19 to the Registrant's Form 10-Q for the Quarter ended March 31, 1992.

(4) This exhibit was filed as Exhibit 10.1 to the Registrant's Form 10-Q for the Quarter ended March 31, 1996.

(5) This exhibit was filed as Exhibit 19 to the Registrant's Form 10-Q for the Quarter ended March 31, 1994 and is incorporated herein by reference.

(6) This exhibit was filed as Exhibit 10.2 to the Registrant's Form 10-Q for the Quarter ended March 31, 1996.

(7) This exhibit was filed as Exhibit 21 to the Registrant's Form 10-K for the year ended September 30, 1994 and is incorporated herein by reference.

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