Form 10-Q
period 1996-12-31
INTERFACE SYSTEMS INC
filed 1997-02-14
CIK 714981

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
      [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For  the  quarterly  period  ended December 31, 1996

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For  the  transition  period  from -------- to --------

Commission File Number       0-10902

                           INTERFACE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

      DELAWARE                                    38-1857379
(State or other jurisdiction of              (IRS emplyer id. no.)
 incorporation or organization)

               5855 Interface Drive, Ann Arbor, Michigan  48103
                   (Address of principal executive offices)

Registrant's telephone number, including area code  (313) 769-5900

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock, $.10 par value, as of February 10, 1996:

                               4,535,879 shares

ITEM 1. - FINANCIAL STATEMENTS


                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
             DECEMBER 31, 1996, AND FISCAL YEAR SEPTEMBER 30, 1996

                                      DEC 31, 1996        SEPT 30, 1996
                                      ------------        -------------

                       ASSETS          (Unaudited)

CURRENT ASSETS
    Cash and Equivalents                    1,404           1,694,725
    Accounts Receivable                12,414,554          11,007,983
    Refundable Income Taxes             1,571,852           1,378,093
    Inventories                        11,272,926          10,478,322
    Prepaid Expense & Other
      Current Assets                    1,413,202           1,232,423
    Deferred Income Taxes                 549,000             549,000
                                       ----------          ----------
      Total Current Assets             27,222,938          26,340,546

PROPERTY, PLANT AND EQUIPMENT           4,991,491           4,816,815

OTHER ASSETS                            6,977,391           7,721,598
                                       ----------          ----------
      Total Assets                     39,191,820          38,878,959
                                       ==========          ==========

      LIABILITIES AND STOCKHOLDERS'
      EQUITY

CURRENT LIABILITIES
    Notes Payable                       5,960,264           5,691,546
    Accounts Payable                   10,777,170           9,088,765
    Accrued Expenses                      463,970             693,767
    Deferred Revenue                      252,872             280,703
    Current Maturities of
      Long-Term Debt                       25,900              52,400
                                       ----------          ----------

      Total Current Liabilities        17,480,176          15,807,181

LONG-TERM DEBT                            226,522             234,794
DEFERRED INCOME TAXES                   1,584,000           1,584,000
                                       ----------          ----------
      Total Liabilities                19,290,698          17,625,975
                                       ----------          ----------
STOCKHOLDERS' EQUITY
    Common Stock, $.10 Par value
    Shares Authorized 20,000,000
    Outstanding - 4,535,879 and
      4,535,879                           453,588             453,588
    Additional Paid-In Capital         11,122,063          11,122,063
    Treasury Stock to be Acquired
     (See Note)                          (637,476)
    Foreign Currency Translation
      Adjustment                         (225,384)           (236,051)
    Retained Earnings                   9,188,331           9,913,384
                                       ----------          ----------
      Total Stockholders' Equity       19,901,122          21,252,984
                                       ----------          ----------
    Total Liabilities and
      Stockholders' Equity             39,191,820          38,878,959
                                       ==========          ==========

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE QUARTER ENDED DECEMBER 31, 1996 AND 1995


                                         QUARTER ENDED     QUARTER ENDED
                                         DEC 31, 1996      DEC 31, 1995
                                         -------------     -------------
                                          (Unaudited)

NET REVENUES                               19,594,397       18,710,574

COST OF REVENUES                           16,965,507       15,402,421
                                           ----------       ----------
GROSS PROFIT                                2,628,890        3,308,153

PRODUCT DEVELOPMENT COSTS                     501,750          436,839
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                    3,002,822        2,433,962
                                           ----------       ----------
OPERATING INCOME (LOSS)                      (875,682)         437,352

DIVIDEND & INTEREST INCOME                     39,563           52,890

GAIN ON SALE OF SECURITIES                     74,777              -

INTEREST EXPENSE                             (157,299)        (102,847)
                                           ----------       ----------

INCOME (LOSS) BEFORE TAX BENEFIT
        (TAXES ON INCOME)                    (918,641)         387,395

TAX BENEFIT (TAXES ON INCOME)                (193,588)         187,371
                                           ----------       ----------

  NET INCOME                                 (725,053)         200,024
                                           ==========       ==========



EARNINGS PER SHARE                              (0.16)            0.05

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE QUARTER ENDED DECEMBER 31, 1996 AND 1995


                                    QUARTER ENDED     QUARTER ENDED
                                     DEC 31, 1996      DEC 31, 1995
                                    -------------     -------------
                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                  (725,053)          200,024
    Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in) operating
      activities
         Depreciation and Amortization  923,103           764,835
         Gain on Sale of Securities     (74,777)             -
         Loss on Sale of Fixed Assets     1,677              -
         Accounts Receivables        (1,406,571)       (1,832,210)
         Refundable Income Taxes       (193,759)             -
         Inventories                   (794,603)         (813,430)
         Prepaid Expenses and Other
           Current Assets              (283,614)         (488,024)
         Other Assets                   (85,944)          (79,221)
         Accounts Payable             1,688,405         2,118,507
         Accrued Expense               (229,797)           86,415
         Deferred Revenue               (27,831)          (47,662)
                                      ---------         ---------
Net Cash Provided (Used) By
  Operating Activities               (1,208,764)          (90,766)
                                     ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to Notes Receivable          -             (500,000)
    Reduction of Notes Receivable        35,026              -
    Proceeds from Disposal of
      Property and Equipment             20,000               947
    Additions to Property and
      Equipment                        (424,435)         (353,385)
    Additions to Software
      Development Costs                (533,692)         (511,552)
    Investment in Foreign Subsidiary     (3,681)              -
    Proceeds from Sale of Securities    177,612               -
                                      ---------         ---------
Net Cash Used In Investing Activities  (729,170)       (1,363,990)
                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (Decrease) in Notes
      Payable                           268,718         47,471
    Reduction of Long-Term Debt         (34,772)       (12,605)
    Sale of Stock                          -         1,667,575
                                       --------      ---------
Net Cash Provided (Used) by Financing
  Activities                            233,946      1,702,441
                                       --------      ---------
FOREIGN CURRENCY TRANSLATION             10,667         (5,231)
                                      ---------      ---------
NET INCREASE (DECREASE) IN CASH      (1,693,321)       242,454

CASH, Beginning of the Period         1,694,725      3,735,758
                                     ----------      ---------
CASH, End of the Period                   1,404      3,978,212
                                     ==========      =========

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


Note B - Earnings Per Share

         The computation of primary earnings per common share equivalent is determined by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the period. The computation assumes that the outstanding stock options were exercised and proceeds used to purchase shares of common stock. The antidilutive effect of oustanding options and of the Company is excelent from the earnings (loss) per share calculation. The weighted average shares outstanding for the three months and the nine months ended December 31, 1996 and 1995 are 4,535,879 and 4,309,530 respectively.


Note C - Treasury Shares to be Acquired

         As of January 10, 1997, the Company acquired 127,495 shares of its Common Stock valued at $637,476, upon the default in payment of all principal and interest due and owing as of such date by a former officer of the Company under the terms of a note payable owed by such officer to the Company. The value of shares is equal to all indebtedness which was owed to the Company at the time of default. Such acquired shares will be classified as treasury shares of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations

         Revenues for the first quarter ended December 31, 1996 were $19,594,397, up 4.7% from the prior year's first quarter of $18,710,574. The increase of revenue is due to increased revenue of the distribution business of Interface Systems International Ltd. (ISIL) offset by reduced revenues from the Company's printer products primarily in the export market. Sales of Oasis products increased slightly over the prior year's quarter.

         Cost of Revenues for the first quarter were 86.6% compared to 82.3% for the prior year's quarter. The increase in cost of revenues is due to the increase in distribution business, where margins are generally lower than in the Company's core products and revenues in higher margin product areas declined.

         Product Development, Selling and General Administrative expenses (Operating Expenses) were 17.9% compared to 15.3% in last year's first quarter. The increase in Operating Expense is due primarily to increases in domestic marketing expenses relating to the promotion of the Company's Oasis products, and General and Administrative expenses at ISIL to support the growing distribution business.

         Operating Loss was $875,682, down from an Operating Income of $437,352 in last year's first quarter. The decrease was due primarily to the higher Cost of Revenues and increased Operating Expenses.

         Interest Expense increased from $102,847 to $157,299 due primarily to increased borrowing at ISIL, and some borrowing in U.S. operations.

         Income Tax Benefit for the period was $193,588, compared with Taxes on Income in last year's quarter of $187,371. The Tax Benefit this period was 21%, which was below the statutory rate because losses at ISIL are not eligible for Tax Benefit. The tax rate in the same period last year was 48.4%, which is above the statutory rate as ISIL operated at a loss which could not be deducted for U.S. income tax purposes.

         As a result of the foregoing, net loss for the quarter was $725,053, compared to net income of $200,024 in last year's first quarter.

         Liquidity and Capital Resources

         During the first quarter, cash decreased by $1,693,321. Major factors reducing cash in addition to the loss, included an increase of Accounts Receivable of $1,406,571, an increase in Inventory of $794,603, and additions to Property, Plant and Equipment of $424,435. Major factors increasing cash included an increase in Accounts Payable of $1,688,406 and an increase in Notes Payable of $268,718.

         The Company has working capital of $9,742,762. The Company's primary source of liquidity has been cash from operations. Recent quarter have produced losses requiring that the Company utilize its working capital lines of credit which currently permit it to borrow $9,664,000 on an unsecured basis. These lines expire at various dates through June 30, 1997 and are subject to renewal thereafter. As of December 31. 1996, $3,225,000 was available under these lines of credit. The lines of credit are used primarily by ISIL in the operation of the distribution business. All lines are renewed annually. Management does not anticipate any difficulty in the renewal of any bank line of credit, but does anticipate that the bank may require that they not continue on an unsecured basis.


                          PART II - OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

   No.           Description

   27            Financial Data Schedule (EDGAR filing only)

Item 8.  Other Information

         Effective January 13, 1997, Robert A. Nero was appointed President and CEO by the Board of Directors of Interface Systems, Inc. Mr. Nero's most recent position was President and Chief Executive Officer of Bell & Howell Publication Systems, Inc. Prior to the position with Bell & Howell, he was general manager of a division of Legent Corporation. Both of these companies develop and market software products. Mr. Nero's background also includes 12 years of sales and marketing experience with ADP Network Services, Inc., where his last position was Vice President of National Sales. Mr. Nero holds an undergraduate degree in Mathematics from the University of Dayton, and a Master of Science Degree in Mathematical Statistics from Michigan State University.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




February 13, 1996                 INTERFACE SYSTEMS, INC.

                           BY: /S/ David O. Schupp
                              David O. Schupp, Vice President,
                              Treasurer, and Chief Financial
                              Officer and Accounting Officer
                              (Duly Authorized Officer)