Form 10-Q
period 1997-03-31
INTERFACE SYSTEMS INC
filed 1997-05-15
CIK 714981

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:  0-10902

                              INTERFACE SYSTEMS, INC.
              (Exact name of registrant as specified in its charter)

          Delaware                        38-1857379
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)       identification No.)

                 5855 Interface Drive, Ann Arbor, Michigan   48103
                     (Address of principal executive offices)
                                  (313) 769-5900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [ X ] Yes    [    ]   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.10 par value, 4,408,383 shares as of March 31, 1997.

INTERFACE SYSTEMS, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets at March 31, 1997 and September  30, 1996

Consolidated Statements of Operations for the Quarters and Six Month Ended March 31, 1997 and 1996

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 1997 and 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                     INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                 March 31,   September 30,
                                   1997           1996
                                (unaudited)

                  ASSETS
Current assets:
  Cash and cash equivalents     $   710,988     $ 1,694,725
  Accounts receivable, net       14,404,753      11,007,983
  Refundable income taxes         1,802,282       1,378,093
  Inventories                    10,311,766      10,478,322
  Prepaid expenses and other      1,259,145       1,232,423
  Deferred income taxes             549,000         549,000
                                 ----------      ----------
      Total current assets       29,037,934      26,340,546

  Property and equipment, net     4,769,962       4,816,815
  Other assets                    6,545,200       7,721,598
                                 ----------      ----------
                                $40,353,096     $38,878,959

                                 ==========      ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                 $ 8,346,939     $ 5,691,546
  Accounts payable               11,103,651       9,088,765
  Accrued expenses                  451,342         693,767
  Deferred revenue                  213,670         280,703
  Current portion of long-term
    debt                             25,900          52,400

      Total current liabilities  20,141,502      15,807,181
                                 ----------      ----------
Long-term debt                      219,933         234,794
Deferred income taxes             1,584,000       1,584,000
                                 ----------      ----------
      Total liabilities          21,945,435      17,625,975

Stockholders' equity:
  Common stock, $.10 par value,
  20,000,000 shares authorized;
  4,408,383 and 4,535,879
  shares issued and outstanding     440,838         453,588
Additional paid-in-capital       10,497,337      11,122,063
Cumulative translation
  adjustment                       (219,115)       (236,051)
Retained earnings                 7,688,601       9,913,384

      Total stockholders' equity 18,407,661      21,252,984
                                 ----------      ----------
                                $40,353,096     $38,878,959
                                 ==========      ==========



    The accompanying notes are an integral part of these consolidated financial statements.

                     INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                         Quarters ended         Six months ended
                            March 31,               March 31,
                        1997       1996         1997        1996
                          (unaudited)              (unaudited)

Net revenues        $23,319,188  $21,906,167  $42,913,585  $40,616,741
Cost of revenues     21,444,053   18,394,323   38,409,560   33,796,744
                     ----------   ----------   ----------   ----------
   Gross profit       1,875,135    3,511,844    4,504,025    6,819,997

Product development
  costs                 625,780      430,909    1,127,530      867,748
Selling, general and
  administrative
  expenses            3,202,613    2,527,274    6,205,435    4,961,449
                      ---------    ---------    ---------    ---------
   Income (loss) from
     operations      (1,953,258)     553,661   (2,828,940)     990,800

Interest expense       (157,505)    (114,687)    (314,804)    (217,533)
Dividend and interest
  income                  1,091       55,433       40,655      108,323
Gain on sale of
  securities                  -            -       74,777            -
                      ---------    ---------    ---------     --------
    Income (loss)
      before income
      taxes          (2,109,672)     494,407   (3,028,312)     881,590
Income tax (benefit)
  provision            (609,943)     130,413     (803,530)     317,785
                      ---------     --------    ---------     --------
Net income (loss)   $(1,499,729)   $ 363,994  $(2,224,782)   $ 563,805
                      =========     ========   ==========     ========
Net income (loss)
  per share         $     (0.34)   $    0.08  $     (0.50)   $    0.12
                      =========     ========   ==========     ========
Weighted average
  shares outstanding  4,408,384    4,761,316    4,472,132    4,578,651


The accompanying notes are an integral part of these consolidated financial statements.

                     INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Six Months Ended March 31,
                                            1997          1996
                                                (unaudited)
Cash flows from operating activities:
  Net income (loss)                    $(2,224,782)   $   563,805
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization        1,813,479      1,552,712
    Deferred income taxes                        -         40,000
    Gain on sale of securities             (74,777)             -
    Loss on sale of fixed assets             2,056              -
    Write-off of software development
      costs                                357,358              -
    Change in operating assets and
      liabilities:
        Accounts receivable             (3,396,770)    (4,674,338)
        Refundable income taxes           (424,189)             -
        Inventories                        166,556     (1,313,466)
        Prepaid expenses and other        (129,557)       193,861
        Other assets                      (248,393)      (175,720)
        Accounts payable                 2,014,886      5,090,562
        Accrued expense                   (242,424)        54,031
        Deferred revenue                   (67,033)       (26,280)
                                        ----------      ---------
        Net cash provided by (used in)
          operating activities          (2,453,490)     1,305,167
                                        ----------      ---------
Cash flows from investing activities:
        Additions to notes receivable            -       (735,000)
        Reduction of notes receivable       52,811              -
        Additions to property and
          equipment                       (437,862)      (629,767)
        Additions to software development
          costs                           (953,675)    (1,136,959)
        Investment in foreign subsidiary         -        (48,806)
        Proceeds from sale of securities    177,61              -
                                         ---------      ---------
          Net cash provided by (used in)
            investing activities        (1,161,114)    (2,550,532)
                                         =========      ==========
Cash flows from financing activities:
        Increase (decrease) in notes
          payable                        2,655,393        (84,198)
        Reduction of long-term debt        (41,361)       (25,607)
        Sale of stock                            -      1,943,704
                                         ---------      ---------
          Net cash provided by (used in)
            financing activities         2,614,032      1,833,899
                                         ---------      ---------
Effect of exchange rate changes on cash     16,835        (30,973)
                                         ---------      ---------
Net (decrease) increase in cash and
  cash equivalents                        (983,737)       557,561
Cash and cash equivalents, beginning
  of period                              1,694,725      3,735,758
Cash and cash equivalents, end of
  period                               $   710,988     $4,293,319

The accompanying notes are an integral part of these consolidated financial statements.

                              INTERFACE SYSTEMS, INC.
                    NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements of Interface Systems, Inc. have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the financial statements for the year ended September 30, 1996 and notes thereto included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for any future period or for the entire year.

NOTE B - BORROWINGS

On February 19, 1997, the Company renewed its credit facilities with a bank which provide for aggregate borrowings of up to $11.5 million. As of March 31, 1997, $8,346,939 was outstanding under these facilities. Advances under these facilities bear interest at the bank's prime rate (8.5% at March 31, 1997) plus 1/2%, are payable on demand and are collateralized by substantially all of the Company's assets. The credit facilities expire August 31, 1997 and are subject to renewal thereafter.

Under the terms of the agreements, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank.

NOTE C - TREASURY SHARES TO BE ACQUIRED

During the quarter, the Company acquired 127,495 shares of its Common Stock valued at $637,476, upon the default in payment of all principal and interest due and owing as of such date by a former officer of the Company under the terms of a note payable owed by such officer to the Company. The value of the shares is equal to all indebtedness which was owed to the Company at the time of default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Net Revenues.

Revenues for the second quarter ended March 31, 1997 were $23.3 million, an increase of 6.5% over revenues of $21.9 million for the second quarter of fiscal 1996. Revenues for the first six months of fiscal 1997 were $42.9 million, an increase of 5.7% over revenues of $40.6 million for the same period of fiscal 1996. The increases for both the quarter and six month periods were primarily due to increased distribution revenue of Interface Systems International Ltd. ("ISIL") and increased sales of Enterprise Network core products, offset by a decrease in sales of printer products.

Cost of Revenues.   Cost of revenues increased to $21.4 million, or 92% of
net revenues for the second quarter ended March 31, 1997, from $18.4 million, or 84% of net revenues for the second quarter of fiscal 1996. Cost of revenues increased to $38.4 million, or 90% of net revenues for the first six months of fiscal 1997, from $33.8 million, or 83% of net revenues for the same period of fiscal 1996. For the second quarter and the first six months of fiscal 1997, cost of revenues increased in absolute dollars and as a percentage of net revenue primarily due to write-offs related to the printer business consisting of $1,445,000 of inventory and $320,000 of software development costs. The write-offs reflect obsolescence and pricing pressures in the rapidly changing printer market and the Company's shift towards greater emphasis on software products. Cost of revenues for the second quarter and the first six months of fiscal 1997, excluding the effect of the write-offs, was 84% and 85% of sales, respectively. In addition, the increase in cost of revenues results from increased ISIL distribution revenue which has higher component cost and lower gross profit margins.

Product Development Costs.   Product development costs increased 45% to
$626,000 for the second quarter of fiscal 1997 from $431,000 for the second quarter of fiscal 1996. Product development costs increased 30% to $1,128,000 for the first six months of fiscal 1997 from $868,000 for the same period of fiscal 1996. The increase for both periods primarily reflects a change in the Company's strategy towards greater emphasis on developing software products, which resulted in a decrease in the amount of expense deferred through capitalization of internally developed software.

Selling, General and Administrative Expenses.    Selling, general and
administrative expenses increased 27% to $3.2 million for the second quarter of fiscal 1997 from $2.5 million for the second quarter of fiscal 1996. Selling, general and administrative expenses increased 25% to $6.2 million for the first six months of fiscal 1997 from $4.9 million for the same period of fiscal 1996. The increase in these expenses is due to increased selling and marketing personnel in the United Kingdom to support the growth in ISIL's distribution business and to expenses associated with an interim management team and the hiring of a new CEO. In addition, the increase for the first six months of fiscal 1997 is due to marketing expenses incurred to promote the Company's Oasis products.

Interest Expense.   For the second quarter of fiscal 1997, interest expense
increased to $158,000 from $115,000 for the same period of 1996. For the first six months of fiscal 1997, interest expense increased to $315,000 from $218,000 for the same period of 1996. The increases were due to increased borrowing, primarily at ISIL.

Income Taxes.   The effective tax rate for the quarter and six months ended
March 31, 1997 was a benefit of 28.9% and 26.5%, respectively. The tax benefit for these periods was below the statutory rate because losses at ISIL are not eligible for tax benefit.

Liquidity and Capital Resources

At March 31, 1997, the Company's primary sources of liquidity included cash and cash equivalents of $711,000 and short-term credit facilities with a bank providing for $11.5 million of borrowings, of which $3.2 million was available.

For the first six months of fiscal 1997, net cash of $2.5 million was used in operating activities compared to net cash of $1.3 million provided by operating activities for the same period of fiscal 1996. Cash was used in operating activities for the first six months of fiscal 1997 primarily as a result of net operating losses for the period and increased accounts receivable partially offset by increased accounts payable. Net cash used in investing activities was $1.2 million for the first six months of fiscal 1997 compared with $2.6 million for the same period of fiscal 1996. The decrease was primarily due to a $735,000 note receivable funded in the first half of fiscal 1996, partially offset by proceeds from sale of securities of $177,000 in the first half of fiscal 1997. In addition, the decrease was due to reduction in additions to fixed assets and software development costs in the first six months of fiscal 1997.

In February 1997, the Company renewed its credit facilities with a bank which provide for aggregate borrowings of up to $11.5 million. As of March 31, 1997, $8.3 million was outstanding under these facilities. The borrowings are used primarily by ISIL in the operation of its distribution business. Advances under these facilities bear interest at prime plus 1/2% are payable on demand and are collateralized by accounts receivable, inventory and machinery and equipment. The credit facilities expire August 31, 1997 and are subject to renewal thereafter. Under the terms of the agreements, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank.

The Company believes that its existing cash balances, available credit facility and future operating cash flows are sufficient for near term operating needs. The Company believes it will renew the bank credit facilities prior to expiration of the facilities.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 18, 1997 in Ann Arbor, Michigan. At the Company's Annual Meeting, the Stockholders approved the election of the following directors for one year terms as follows:

                       For        Against

Garnel F. Graber    3,648,695     116,086
Robert A. Nero      3,654,617     110,164
George W. Perrett   3,648,852     115,929
David O. Schupp     3,637,195     127,586
David C. Seigle     3,562,718     202,063
Robert A. Seigle    3,562,031     202,750
Lloyd A. Semple     3,650,228     114,553


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

         10.1 Credit Authorization Agreement dated February 19, 1997 between Interface Systems, Inc. (the "Company") and NBD Bank ("NBD").

         10.2 Credit Authorization Agreement dated February 19, 1997 between I.G.K. Industries and NBD.

         10.3 Debenture dated March 10, 1997 between Interface Systems International Limited and The First National Bank of Chicago.

         10.4 Master Demand Business Loan Note dated February 19, 1997 (the "Company").

         10.5     Master Demand Business Loan Note dated February 19, 1997
                  (I.G.K.).

         10.6 Continuing Pledge Agreement dated February 19, 1997 between the Company and NBD.

         10.7 Continuing Security Agreement dated February 19, 1997 between the Company and NBD.

         10.8 Continuing Security Agreement dated February 19, 1997 between I.G.K. and NBD.

         10.9 Future Advance Mortgage dated February 19, 1997 between Interface and NBD.

         10.10 Future Advance Mortgage dated February 19, 1997 between I.G.K. and NBD.

         10.11    Continuing Guaranty between the Company and NBD.

         10.12 Continuing Guaranty and Indemnity for International Credits between the Company and NBD.

         10.13 Continuing Guaranty and Indemnity for International Credits between I.G.K. and NBD.

            27  Financial Data Schedule.  (Edgar version only)

(b)  Forms 8-K

None.

All other items omitted are not applicable or the answers thereto are negative.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERFACE SYSTEMS, INC.

/S/ John R. Ternes
-----------------------
Date:   May 14, 1997
John R. Ternes
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and a duly authorized officer ofthe Registrant)