Form 10-Q
period 1997-06-30
INTERFACE SYSTEMS INC
filed 1997-08-14
CIK 714981

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

         Common Stock, $.10 par value, 4,408,383 shares as of July 31, 1997.

                            INTERFACE SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                 Consolidated Balance Sheets at June 30, 1997
                         and September  30, 1996

                 Consolidated Statements of Operations for the Quarters and Nine Month Periods Ended
                         June 30, 1997 and 1996

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended June 30, 1997 and 1996

                 Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative
         Disclosures about Market Risk

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

INDEX TO EXHIBITS

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     June 30,         September 30,
                                       1997               1996
                                     -------          -------------
                                   (unaudited)
                     ASSETS
Current assets:
   Cash and cash equivalents     $   641,612         $ 1,694,725
   Accounts receivable, net       12,288,517          11,007,983
   Refundable income taxes         1,654,552           1,378,093
   Inventories                     7,660,164          10,478,322
   Prepaid expenses and other        471,314           1,232,423
   Deferred income taxes             988,000             549,000
                                  ----------          ----------
   Total current assets           23,704,159          26,340,546

Property and equipment, net        4,821,207           4,816,815
Goodwill, net                      1,245,503           2,881,481
Software development costs, net    1,377,761           3,570,545
Other assets                         568,356           1,269,572
                                  ----------          ----------
                                 $31,716,986         $38,878,959
                                  ==========          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                 $ 9,123,747         $ 5,691,546
   Accounts payable                8,312,157           9,088,765
   Accrued expenses                1,471,446             693,767
   Deferred revenue                  166,064             280,703
   Current portion of
     long-term debt                   25,900              52,400
                                  ----------          ----------
   Total current liabilities      19,099,314          15,807,181
   Long-term debt                    207,433             234,794
Deferred income taxes                844,000           1,584,000
                                  ----------          ----------
Total liabilities                 20,150,747          17,625,975
                                  ----------          ----------
Stockholders' equity:
Common stock, $.10 par value,
  20,000,000 shares authorized;
  4,408,383 and 4,535,879 shares
  issued and outstanding             440,838             453,588

Additional paid-in-capital        10,497,336          11,122,063

Cumulative translation adjustment   (155,802)           (236,051)

Retained earnings                    783,867           9,913,384

   Total stockholders' equity     11,566,239          21,252,984
                                  ----------          ----------
                                 $31,716,986         $38,878,959
                                  ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.







                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Quarters ended               Nine months ended
                                                  June 30,                      June 30,
                                         1997                 1996       1997                1996
                                      ------------------------------------------------------------
                                                (unaudited)                  (unaudited)
Net revenues                          $19,243,265         $16,655,495  $62,121,468     $57,272,235
Cost of revenues                       20,555,934          14,548,005   58,965,735      48,344,748
                                       ----------          ----------   ----------      ----------
     Gross profit                      (1,312,669)          2,107,490    3,155,733       8,927,487
Product development costs                 967,809             543,729    2,105,465       1,411,477
Selling, general and
  administrative expenses               5,403,143           3,370,863   11,791,955       8,332,313
                                       ----------          ----------   ----------      ----------
     Loss from operations              (7,683,621)         (1,807,102) (10,741,687)       (816,303)
Interest expense                         (200,210)           (112,910)    (515,014)       (330,443)
Other income                              113,956              55,772      383,727         164,096
Gain on sale of securities                      -                   -       74,777               -
                                       ----------          ----------   ----------      ----------
     Loss before income taxes          (7,769,875)         (1,864,240) (10,798,197)       (982,650)
Income tax benefit                       (865,150)           (368,675)  (1,668,680)        (50,890)
                                       ----------          ----------   ----------      -----------
Net loss                              $(6,904,725)        $(1,495,565) $(9,129,517)     $ (931,760)
                                       ==========          ==========   ==========      ==========
Net loss per share                         $(1.57)        $     (0.33) $     (2.04)     $    (0.21)
                                       ==========          ==========   ==========      ==========
Weighted average shares outstanding     4,408,383           4,517,901    4,472,132       4,412,473
                                       ==========          ==========   ==========      ==========
The accompanying notes are an integral part of these consolidated financial statements.


                   INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended June 30,
                                               1997          1996
                                           --------------------------
                                                        (unaudited)
Cash flows from operating activities:
   Net loss                              $(9,129,517)    $(931,760)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
       Depreciation and amortization       2,141,173     2,397,846
       Deferred income taxes              (1,179,000)       40,000
       Gain on sale of securities            (74,777)            -
       Loss on sale of fixed assets            2,056        27,857
       Write-off of software development
         costs                             1,616,358             -
       Write-off of goodwill               1,456,320             -
       Change in operating assets and
          liabilities:
         Accounts receivable              (1,280,534)   (1,331,264)
         Refundable income taxes            (276,459)            -
         Inventories                       2,818,158    (1,994,419)
         Prepaid expenses and other          658,274      (720,978)
         Other assets                         63,739      (185,378)
         Accounts payable                   (776,608)    1,659,012
         Accrued expense                     777,679        85,739
         Deferred revenue                   (114,639)     (109,850)
                                           ----------    ---------
       Net cash used in operating
         activities                      (3,297,777)   (1,063,195)
                                          ----------    ----------
Cash flows from investing activities:
   Additions to notes receivable                  -      (819,594)
   Additions to property and equipment     (437,862)     (912,156)
   Additions to software development
     costs                                 (953,675)   (1,692,290)
   Investment in foreign subsidiary               -       (39,137)
   Proceeds from sale of securities         177,612        15,309
                                          ----------    ---------
     Net cash used in investing
       activities                        (1,213,925)   (3,447,868)
                                          ----------    ---------

Cash flows from financing activities:
   Increase in notes payable              3,432,201     1,214,610
   Reduction of long-term debt              (53,861)      (38,350)
   Sale of stock                                  -     2,013,954
                                         -----------    ---------
     Net cash provided by financing
       activities                         3,378,340     3,190,214
                                         -----------    ---------
Effect of exchange rate changes on cash      80,249       (38,202)
                                         -----------    ---------
Net decrease in cash and cash
  equivalents                            (1,053,113)   (1,359,051)
Cash and cash equivalents, beginning of
  period                                  1,694,725     3,735,758
                                         -----------    ---------
Cash and cash equivalents, end of
  period                                $   641,612  $  2,376,707
                                         ==========     =========

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

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for any future period or for the entire year.

NOTE B - BORROWINGS

On February 19, 1997, the Company renewed its credit facilities with a bank which provide for aggregate borrowings of up to $11.5 million. As of June 30, 1997, $9.1 million was outstanding under these facilities. Advances under these facilities bear interest at the bank's prime rate (8.5% at June 30, 1997) plus 1/2%, are payable on demand and are collateralized by substantially all of the Company's assets. The credit facilities expire August 31, 1997 and are subject to renewal thereafter.

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

NOTE C - TREASURY SHARES ACQUIRED

         In January 1997, the Company acquired 127,495 shares of its Common Stock valued at $637,476, upon the default in payment of all principal and interest due and owing as of such date by a former officer of the Company under the terms of a note payable owed by such officer to the Company. The value of the shares is equal to all indebtedness which was owed to the Company at the time of default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Revenues.   Revenues for the third quarter ended June 30, 1997 were
$19.2 million, an increase of 15.0% over revenues of $16.7 million for the third quarter of fiscal 1996. Revenues for the first nine months of fiscal 1997 were $62.1 million, an increase of 8.4% over revenues of $57.3 million for the same period of fiscal 1996. The increases for both the quarter and nine month periods were primarily due to increased distribution revenue of Interface Systems International Ltd. ("ISIL") and increased sales of Enterprise Networking core products, offset by a decrease in sales of printer products.

Cost of Revenues.   Cost of revenues were $20.6 million and $14.5 million,
or 106.8% and 87.4% of net revenues for the quarters ended June 30, 1997 and 1996, respectively. For the quarter ended June 30, 1997, cost of revenues included non-recurring charges of $4.6 million consisting of a $1.3 million write-off of capitalized software development; a $1.4 million reserve for ISIL slow moving inventory and fair market value reductions due to a decline in market conditions and continued product price erosion; a $1.1 million write-off that resulted from several accounting errors related to the recording of inventory at ISIL; and $800,000 in various adjustments resulting from an audit, which is in process, of the June 30, 1997 balance sheet of the ISIL distribution business. As a result of the accounting errors, the Company is taking corrective action, including the balance sheet audit discussed above.

Cost of revenues were $59.0 million and $48.3 million, or 94.9% and 84.4% of net revenues for the nine months ended June 30, 1997 and 1996, respectively. For the nine months ended June 30, 1997, cost of revenues included non-recurring charges of $6.2 million consisting of the charges discussed above, and in addition, a $1.4 million reserve for printer inventory and a $320,000 write-off of capitalized software development costs.

Cost of revenues for the third quarter and the first nine months of fiscal 1997, excluding the effect of the non-recurring charges, was 82.9% and 84.9% of net revenues, respectively. Excluding the effect of the non-recurring charges, cost of revenues as a percentage of net revenues for the third quarter declined due to higher sales of core business software products which have higher gross profit margins.

Product Development Costs.   Product development costs were $1.0 million and
$544,000, or 5.0% and 3.3% of net revenues for the quarters ended June 30, 1997 and 1996, respectively. Product development costs were $2.1 million and $1.4 million, or 3.3% and 2.5% of net revenues for the nine months ended June 30, 1997 and 1996, respectively. The absolute dollar increase for both periods primarily reflects a decrease of $460,000 and $560,000 in the amount of expense deferred through capitalization of internally developed software for the quarter and nine month periods ended June 30, 1997 as compared with the same periods in the prior fiscal year.

Selling, General and Administrative Expenses.    Selling, general and
administrative expenses were $5.4 million and $3.4 million, or 28.1% and 20.2% of net revenues for the quarters ended June 30, 1997 and 1996, respectively. Selling, general and administrative expenses were $11.8 million and $8.3 million, or 19.0% and 14.6% of net revenues for the nine months ended June 30, 1997 and 1996, respectively. The absolute dollar increase for the third quarter was primarily due to the write-off of $1.5 million in goodwill related to the Company's investment in its operations in the United Kingdom. For the nine months ended June 30, 1997, the absolute dollar increase was due to the goodwill write-off, increased selling and marketing personnel in the United Kingdom to support the growth in ISIL's distribution business and to various expenses associated with an interim management team, the hiring of a new CEO in January 1997 and other organizational and management changes. In addition, the increase for the first nine months of fiscal 1997 is due to marketing expenses incurred to promote the Company's Oasis products.

In July, 1997, the ISIL operations were restructured into two separate units, distribution and core, to focus each unit on its respective market and on a return to profitability. Separate managing directors have been appointed to run the new operating units. In addition, the combined ISIL workforce was reduced by 15 employees, or approximately 18%. The reductions were made in July 1997, and the related expense will be taken in the fourth quarter.

Interest Expense.   For the third quarter of  fiscal 1997, interest expense
increased to $200,000 from $113,000 for the same period of 1996. For the first nine months of fiscal 1997, interest expense increased to $515,000 from $330,000 for the same period of 1996. The increases were due to increased borrowing, primarily at ISIL for working capital purposes.

Income Taxes.   The effective tax rate for the quarter and nine month
periods ended June 30, 1997 was a benefit of 11.1% and 15.5%, respectively. The tax benefit for these periods was below the statutory rate because the losses at ISIL and the goodwill write-off are not eligible for tax benefit.

Liquidity and Capital Resources

At June 30, 1997, the Company's primary sources of liquidity included cash and cash equivalents of $642,000 and short-term credit facilities with a bank providing for $11.5 million of borrowings, of which $2.4 million was available.

For the first nine months of fiscal 1997, net cash of $3.3 million was used in operating activities compared to net cash of $1.1 million used in operating activities for the same period of fiscal 1996. Cash was used in operating activities for the first nine months of fiscal 1997 primarily as a result of net operating losses for the period and increased accounts receivable partially offset by decreased inventory and non-cash charges.
Net cash used in investing activities was $1.2 million for the first nine months of fiscal 1997 compared with $3.4 million for the same period of fiscal 1996.

In February 1997, the Company renewed its credit facilities with a bank which provide for aggregate borrowings of up to $11.5

million. As of June 30, 1997, $9.2 million was outstanding under these facilities. The borrowings are used primarily by ISIL in the operation of its distribution business. Advances under these facilities bear interest at the bank's prime rate plus 1/2%, are payable on demand and are collateralized by substantially all of the Company's assets. The credit facilities expire August 31, 1997 and are subject to renewal thereafter. The Company currently is conducting discussions with the bank to renew the credit facilities.

Under the terms of the agreements, the Company is required to maintain certain minimum working capital, net worth and profitability levels and
other specific financial ratios.   The Company was in violation of the
minimum net worth covenant of the credit facilities at June 30, 1997. The bank waived this default through an amendment to the facilities, which
amendment also changed the minimum net worth requirement.   In addition, the
agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank.

The Company believes that its existing cash balances, available credit facility and future operating cash flows are sufficient for near term operating needs. The Company believes it will renew the bank credit facilities prior to expiration of the facilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

PART 2 - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

         (a) The Exhibits included herewith are set forth on the Index to Exhibits.

         (b)  A report on Form 8-K dated June 24, 1997 was filed on June 27,
         1997.

All other items omitted are not applicable or the answers thereto are negative.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERFACE SYSTEMS, INC.

Date:  August 14, 1997                  /s/ John R. Ternes
                                        ------------------------
                                        John R. Ternes
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal Financial and
                                        Accounting Officer and a duly
                                        authorized officer of the
                                        Registrant)

                               INDEX TO EXHIBITS


10.1 Second Amendment to Credit Authorization Agreement between the Company and NBD Bank dated August 11, 1997

27       Financial Data Schedule