Form 10-K405
period 1997-09-30
INTERFACE SYSTEMS INC
filed 1997-12-29
CIK 714981

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-10902

                            INTERFACE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      38-1857379
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)
  5855 INTERFACE DRIVE, ANN ARBOR, MICHIGAN                        48103
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (734) 769-5900

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

                              YES [X]       NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates as of December 1, 1997, computed by reference to the closing price per share for such stock on the Nasdaq Stock Market National Market on such date, was approximately $12,628,000 (assuming, but not admitting for any purpose, that all executive officers and directors of the registrant may be deemed affiliates).

The number of shares outstanding of the registrant's common stock as of December 1, 1997 was 4,424,944.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT
                   --------
     Portions of Proxy Statement for the                  Part of Form 10-K Report
     1998 Annual Meeting of Stockholders               into which it is incorporated
         (the "1998 Proxy Statement")                             Part III

                                     PART I

ITEM 1. BUSINESS

     Interface Systems, Inc. ("Interface Systems") was organized under the laws of the State of Delaware in 1969 as a result of the consolidation of Kencorp, Inc. with Interface, Inc. Interface Systems and its subsidiaries are referred to herein as the "Company." The Company's executive offices are located at 5855 Interface Drive, Ann Arbor, Michigan 48103 and its telephone number is (734) 769-5900.

     The Company designs, manufactures and markets computer hardware and software products and services (collectively referred to herein as "core business products"), which are used primarily to connect remote users in large enterprises to legacy applications on IBM mainframe computers. The Company's core business products include Oasis document management software, Cleo data communications products and IBM-compatible IPDs printers.

     Oasis enables the distribution of IBM AFP documents throughout enterprise networks to a variety of destinations such as fax machines, desktop viewers and HP-compatible laser printers. The Cleo Products Group of the Company ("Cleo") designs, manufactures and markets specialty data communications systems. These systems are largely aimed at linking personal and mini computers to other personal computers and to large IBM mainframe computers via IBM's 3270, 3770, APPC and 3780 protocols. Cleo specializes in connecting UNIX and Windows users to IBM mainframe systems. Cleo's 3780 and A+ products are used for file transfer in the EDI ("Electronic Data Interchange") and Electronic Commerce marketplaces.

     The Company's wholly-owned subsidiary, I.G.K. Industries, Inc. ("IGK"), manufactures and markets printed circuit boards which are utilized in a variety of applications, including personal computers, computer peripherals, medical instrumentation and robotic modules, as well as printer controllers and communications cards assembled and marketed by the Company.

     The Company's other wholly-owned subsidiary, Interface Systems International, Ltd. ("ISIL") is a wholesale distributor of laser printers, personal computers and supplies from other manufacturers. Located outside of London, England in Slough, and in Birmingham, England, ISIL was also responsible for selling and marketing the Company's core business products throughout Europe until, effective July 1, 1997, the Company's operations in the United Kingdom were restructured into two separate operating units, distribution and core business products. ISIL is now solely responsible for the distribution business and a newly-formed branch is responsible for core business products.

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

     This "Business" section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including but not limited to those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Uncertainties Relating to Forward- Looking Statements."

CORE BUSINESS PRODUCTS

DOCUMENT MANAGEMENT PRODUCTS

     The Company's "Oasis" product allows customers to distribute IBM AFP documents to branch office locations where the documents can be viewed or printed. This change in business process can result in substantial savings over the existing method of centralized printing and courier delivery. The advent of Microsoft's Windows NT as a preferred network server has allowed the Company to concentrate its Oasis development efforts on this single platform. Core product functions include the ability to deliver documents to Internet/Intranet attached printers as well as LAN printers and viewers.

     In addition, Oasis delivers fax-compatible TIFF images to popular fax servers for delivery of documents to remote fax machines. It also integrates with archiving products to allow for storage and retrieval of a company's strategic AFP documents.

     The Company also offers consulting, training and turnkey solutions in conjunction with its Oasis offerings.

DATA COMMUNICATIONS PRODUCTS

     The Company's Cleo Products Group designs and manufactures products used to connect personal computers, work-stations and midrange computers to IBM-compatible mainframes. A typical Cleo product combines terminal emulation software and a communications board, which are installed in the PC, work-station or midrange system.

     Cleo also focuses on providing connections to mainframe-based SNA (Systems Network Architecture) networks for personal computers running UNIX operating systems. The Cleo 3270 family of UNIX-to-SNA connectivity solutions has expanded to include 3270 emulation, 3770 RJE emulation, HLLAPI (High-Level Language Application Program Interface), and APPC (Advanced Program-to-Program communications) capabilities. The Cleo TN3270E display emulator provides mainframe access over TCP/IP (Internet/Intranet) networks.

     Since 1994, IBM mainframe users have looked beyond traditional SNA to explore alternative enterprise networking solutions. In response, the Company extended its Cleo line of Unix-to-mainframe connectivity products to work in TCP/IP, X.25 and Token-Ring networks. The Company is also developing new Cleo technology to support the Company's Oasis products and the client/server approach to distributed computing. The Cleo 3270 client/server product was completed in fiscal 1995.

     Cleo also specializes in communications for EDI and Electronic Commerce, the automated transfer of standard business documents, such as purchase orders, invoices and shipping notices, over computer networks. Cleo's 3780Plus is the EDI industry's leading product for 3780/2780 RJE (Remote Job Entry) emulation in BSC (Binary Synchronous Communications) networks. 3780Plus has now been installed on over 85,000 computer systems worldwide. Changes continue to occur in the Company's EDI communications business and, accordingly, the Company has continued the development and enhancement of its 3780Plus products to ensure compatibility with virtually every major PC and work-station platform. For example, the Company developed a new Microsoft Windows-compatible version of its popular 3780Plus batch file transfer package and added 3780Plus support for Digital Equipment Corporation's new Alpha AXP work-stations. In fiscal 1995, the Company introduced an asynchronous communications product line called A+, which in fiscal 1996, the Company expanded to many additional platforms. A+ has also been enhanced to include TCP/IP connections for communicating over intranets and the Internet.

PRINTERS

     The Company currently produces approximately 15 models of IBM-compatible mainframe and midrange system printers ranging in price from $1,000 to $16,000. These products generally feature design and performance advantages over their IBM equivalents including higher speed, unique large-character and bar code printing capabilities, and versatile paper feed and handling options. The Company competes in the medium and high performance network segments of the market for IBM printers where users require reliable printers principally for information processing, word processing, graphics and other business or manufacturing applications. The Company does not compete in the low-end personal computer segment of the market.

DOT MATRIX PRINTERS

     The Company produces dot matrix printers that are plug compatible replacements for various IBM printers. Most of these printers support IBM's proprietary intelligent printer control language, Intelligent Printer Data Stream (IPDS). This language is a subset of IBM's Advanced Function Presentation architecture (AFP), which is IBM's stated long-term architectural strategy for managing printers connected to IBM mainframe and mid-range systems. The ISI 7224 replaces IBM's 4224, the ISI 7230 replaces IBM's 4230, the ISI 9210 replaces the IBM 7210. The new ISI 9247 replaces IBM's 4247 and comes in 400 character per second (cps) and 700 cps versions.

LASER PRINTERS

     The Company manufactures or adds unique value to IBM compatible laser printers that offer throughput from 8 pages per minute (ppm) to 60 ppm. ISI's laser printers offer features that are generally available only on larger and more expensive IBM models, such as the ability to save electronic resources at the printer (ARC AFP Resource Caching). This feature can greatly reduce the time-to-first-print for complex forms and reduce network traffic. These features provide unique advantages for large companies such as banks and manufacturing companies. The Company continues to sell the 7028 and 7817 model printers. New models introduced in 1997 included the 9308 and 9324 that offer modular expandability and printing capability on paper measuring up to 11" x 17". The Company also introduced 9140 and 9160 laser printers that are heavy duty 40 ppm and 60 ppm models designed for printing up to one million pages per month with very low cost per page.

DISTRIBUTION BUSINESS

     In 1994, the Company's wholly-owned subsidiary ISIL in the U.K. acquired the Mekom distribution business, a division of Copymore, plc. The Mekom business, located in Birmingham, England and ISIL's distribution business in Slough now operate as the ISIL distribution business. The primary products distributed include Canon printers, Kyocera printers, IBM desktop printers and Toshiba laptop personal computers. ISIL also provides supplies and consumables for the products it distributes.

CIRCUIT BOARD BUSINESS

     The Company, through its wholly owned subsidiary I.G.K., manufactures printed circuit boards. The circuit boards are single sided, double sided and multi-layered, with up to 10 layers.

MARKETING

     The Company's customers include end-users, original equipment manufacturers, distributors, value-added-resellers and system integrators. The Company sells or leases its products domestically utilizing direct advertising, Company sales personnel, independent manufacturers' representatives and distributors. The Company has sales offices and personnel in Ann Arbor, Michigan; Boston, Massachusetts; Loves Park, Illinois; King of Prussia, Pennsylvania; and Irvine, California; and manufacturers' representatives in New York, North Carolina, Michigan, Kentucky, Illinois, Indiana, and Ohio.

     Sales of the Company's core business products in Europe are made through the Company's U.K. sales branch which sells to OEM's and other distributors throughout Europe and the Eastern Hemisphere. The Company has written agreements with most of its foreign distributors.

     The following table sets forth certain information with respect to the Company's domestic and export sales during the fiscal years ended September 30, 1997, 1996 and 1995 (in thousands):

                                                        1997       1996       1995
                                                        ----       ----       ----
Domestic Revenues..................................    $17,157    $15,175    $17,109
Foreign Revenues...................................     64,688     59,408     53,134
                                                       -------    -------    -------
Net Revenues.......................................    $81,845    $74,583    $70,243
                                                       =======    =======    =======

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company markets its line of 3270-compatible printers and Oasis printing and viewing solutions primarily to Fortune 1,000 companies. The Company's Cleo products are sold to companies which have IBM mainframes or which access IBM mainframes from micro or midrange computers. The Company's customers include Chrysler Corp., CVS Corporation, Digital Equipment Corp., Electronic Data Systems Corp.,

International Business Machines Corporation, Lucent Technologies, Boeing Computer Services, Honda of America MFG, Inc., Mercy Center Hospital, Northwest Airlines, Sears Roebuck and Co., Standard Electrik Lorenz Aktieng Ensellschaft, Sterling Commerce, Inc., Morristown Memorial Hospital, Union Pacific Railroad, Allstate, Inc., Charles Schwab and Kroger Company.

     The Company maintains a printer service department which provides direct service for customers in Southeastern Michigan and Columbus, Ohio. Elsewhere, the Company provides service through third parties, primarily Vanstar Corporation, which has offices throughout the United States. Service to export customers is performed by the personnel of each foreign distributor. The Company trains and supports the personnel of Vanstar Corporation and its foreign distributors at the Company's headquarters. Communication products are serviced by a technical support group located at corporate headquarters in Ann Arbor, Michigan.

MANUFACTURING AND SUPPLY

     The Company's manufacturing operations consist primarily of the assembly of parts purchased from other sources, including printer mechanisms, logic boards and power supplies. These parts are assembled into finished products which support the software developed at the Company. IGK manufactures printed circuit boards which are sold to the Company and to other customers. The Company has purchased and designed a variety of assembly and test equipment to reduce the cost and ensure the quality of the assembly process. A computerized system developed for the Company is used to manage purchasing, production, scheduling and inventory.

     Some components used in the Company's products are currently purchased from single or limited sources of supply. The Company purchases most of its printer mechanisms from Canon. ISIL distribution purchases the majority of their products from Canon, Kyocera, Toshiba and IBM. The Company believes that the loss of one or more suppliers would not have a material long-term impact on its operations.

     The Company believes that backlog is not significant in its business because of the relatively short time span (approximately 24 hours to 30 days) between receipt of customer orders and product delivery. In addition, orders on hand may be subject to cancellation by the customer without substantial penalty.

COMPETITION

     The Company operates in a highly competitive environment with several well-established competitors, many of which have substantially greater resources than the Company. Several of these competitors are independent suppliers, offering one or more types of products in competition with the Company. The Company believes that there is no single competitor across all business lines. However, IBM and Microsoft can have a major impact on most of the Company's markets.

     Previously, the Company competed primarily on price. The Company currently differentiates itself from its competitors through unique product features and value-added services for reliability and ease of use. With respect to printers, the Company competes primarily on the basis of its ability to offer IBM plug-compatible printers that offer advantages in software and hardware design and performance over their IBM counterparts. Competition is becoming more difficult as IBM is no longer obligated to purchase its desk top printers from a single source (Lexmark). Significant reductions in IBM printer prices have adversely affected the Company's revenues and margins. The Company does not expect any further significant industry-wide price reductions.

     The Company's printers are designed to be compatible with the IBM mainframe, AS/400 and RS/6000 product lines. As IBM has periodically introduced new products or modified its lines of products, the Company has made appropriate modifications to its printers. If IBM discontinued or significantly redesigned its product lines, the Company's printer business could be adversely affected. With respect to Oasis printing and viewing software, the Company competes primarily with IBM products on the basis of the features it offers. Several other smaller companies have also entered the market with products that are competitive with Oasis.

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

     The Company's business is subject to the computer industry trend toward distributed data processing, client server technology and the extension of legacy systems to intranets. The Company believes these trends offer new opportunities as well as new competition, for the Company's printer, Oasis and Cleo products.

     The Company is adapting to the changing marketplace by merging its printer and communications technology for some of its new product development, including Oasis products. The Company continues to see a resurgence of interest in the mainframe as the source of data from legacy systems. While the environment continues to be favorable for our Oasis products, there is competition from companies, including IBM, which have products capable of performing functions similar to Oasis.

     Competition in Europe for core business product sales is similar to that in the United States. Competition for the Company's distribution business in the U.K. consists of several distributors who are larger and carry broader product lines than those of the Company, as well as many smaller competitors.

PRODUCT DEVELOPMENT

     Since its inception, the Company has maintained a product development program and continues to supplement existing research and development capabilities through active recruiting of technical personnel and development of proprietary technology. In addition to merging the Company's sales and marketing for its communications and printer products, the Company is combining product development personnel. This combination supports development of the Company's Oasis products which utilize both connectivity and printing software. The Company currently has a staff of approximately 28 persons who work closely with marketing and field personnel to determine emerging user needs in data processing, and who continually review and evaluate technological changes affecting the Company's primary market.

     The Company places emphasis on research and product development and the employment of highly skilled and motivated individuals in these areas. Management believes that a strong product development staff is an important factor contributing to the Company's ability to compete successfully in the markets in which its products are sold. During the fiscal years ended September 30, 1997, 1996 and 1995, the Company expended approximately $3.7 million, $2.0 million and $1.5 million, respectively, for product development. All of such costs were sponsored by the Company. These figures do not include software development costs which are capitalized under Financial Accounting Standards No. 86, of approximately $1.0 million, $2.3 million and $2.0 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. See Note 1 of Notes to Consolidated Financial Statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

     As of December 1, 1997, the Company employed approximately 220 employees. None of the Company's employees are represented by a collective bargaining agreement, and the Company believes its employee relations to be good.

ITEM 2. PROPERTIES

     The Company's principal office and manufacturing facilities occupy approximately 66,000 square feet in two buildings located in Ann Arbor, Michigan. The facilities were designed and built to the Company's specifications and the Company believes that they are adequate for its present and for its future operations.

     The Company also rents office space in Slough and Birmingham, England; Massachusetts; Pennsylvania and Illinois, with an annual rental expense expected of $502,000 for fiscal 1998.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq Stock Market National Market under the symbol "INTF." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported on the Nasdaq Stock Market National Market:

                        FISCAL 1996                            HIGH     LOW
                        -----------                            ----     ---
First Quarter...............................................  $12.75   $ 4.75
Second Quarter..............................................   19.50    10.75
Third Quarter...............................................   18.50     7.75
Fourth Quarter..............................................    9.00     5.62

                        FISCAL 1997                            HIGH     LOW
                        -----------                            ----     ---
First Quarter...............................................  $ 6.50   $ 3.37
Second Quarter..............................................    6.37     3.62
Third Quarter...............................................    5.37     2.62
Fourth Quarter..............................................    4.62     2.87

     The last reported sale price for the Company's Common Stock on December 1, 1997, as reported on the Nasdaq Stock Market National Market, was $3.00. On December 1, 1997, there were approximately 800 holders of record of the Company's Common Stock.

     The Company had warrants, which were granted in August 1983 and extended in May 1995. During the year ended September 30, 1996, 264,450 of the warrants were exercised at a price of $6.50 per warrant, and the remaining warrants expired.

     The Company initiated the payment of cash dividends during fiscal 1994. Dividends of $0.04 per share, when declared, were paid quarterly to holders of Common Stock. A quarterly dividend of $0.04 per share was paid through November 1995. At a Board of Directors meeting on January 12, 1996, the Directors suspended indefinitely the payment of a dividend. The payment of dividends in the future will depend on the Company's business prospects and other factors considered by the Company's Board of Directors, including any restrictions on such payment under the Company's credit facilities. The Company's credit facilities currently restrict the payment of cash dividends.

     On August 8, 1997, the Company issued an aggregate 16,566 shares of its Common Stock to 21 of its employees in lieu of accrued vacation time. In issuing these shares of Common Stock, the Company valued each share at $4.00. The closing price of the Common Stock on that date was $3.13. The Company did not register, and does not plan to register, such Common Stock under the Securities Act of 1933, as amended (the "Act"), based upon exemptions from registration set forth in Section 4(2) of the Act and Regulation D. The Company relied upon these exemptions based upon the limited number of employees involved, investment representations made to the Company by each employee and the negotiated nature of the transactions.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data were derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included elsewhere in this report.

                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                  ----------------------------------------------------
                                                    1997       1996       1995       1994       1993
                                                    ----       ----       ----       ----       ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues..................................    $ 81,845    $74,583    $70,243    $39,012    $33,782
Gross profit..................................       6,742     10,786     12,727     14,512     13,248
Operating income (loss).......................     (12,368)    (2,792)       767      4,418      3,222
Net income (loss).............................     (10,879)    (1,963)       166      2,835      1,705
Net income (loss) per share...................       (2.47)      (.44)       .04        .68        .41
Dividends per share...........................          --         --        .16        .16         --
Weighted average shares outstanding...........       4,411      4,440      4,239      4,170      4,141
CONSOLIDATED BALANCE SHEET DATA:
Working capital...............................    $  3,605    $10,533    $11,622    $12,420    $11,328
Total assets..................................      28,831     38,879     33,952     31,899     25,362
Long-term debt................................         171        235        287        334        487
Stockholders' equity..........................       9,743     21,253     21,214     21,421     19,139

NOTES:

(1) The operating loss for fiscal 1997 includes non-recurring charges of $6.2 million related to the write-off of inventory and capitalized software development costs and $2.0 million related to write-off of goodwill and restructuring the Company's operations in the United Kingdom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The above includes the operating results of the distribution business acquired from Mekom, plc. since August 1, 1994.

(3) Fiscal 1994 includes a $127,000 charge for an accounting change which reflects the Company's adoption of SFAS 109, "Accounting for Income Taxes" in the first quarter of 1994.

(4) Fiscal 1993 includes non-recurring expenses of $163,000 related to the net loss for the period of Nematron, a former wholly-owned subsidiary of the Company which was spun-off in February 1993, and the cost of the spin-off.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues.

                                                                  YEAR ENDED SEPTEMBER 30,
                                                                -----------------------------
                                                                1997        1996        1995
                                                                ----        ----        ----
Net revenues................................................    100.0%      100.0%      100.0%
Cost of revenues............................................     91.8        85.5        81.9
                                                                -----       -----       -----
Gross profit................................................      8.2        14.5        18.1
Product development costs...................................      4.5         2.6         2.1
Selling, general and administrative expenses................     18.8        15.6        15.0
                                                                -----       -----       -----
Operating income (loss).....................................    (15.1)       (3.7)        1.1
Interest and other income...................................      0.1         0.3         0.3
Interest expense............................................     (0.9)       (0.5)       (0.4)
                                                                -----       -----       -----
Income (loss) before income taxes...........................    (15.9)       (3.9)        1.0
Provision (benefit) for income taxes........................     (2.6)       (1.3)        0.8
                                                                -----       -----       -----
Net income (loss)...........................................    (13.3)%      (2.6)%       0.2%
                                                                =====       =====       =====

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased 9.7% to $81.8 million for fiscal 1997 from $74.6 million for fiscal 1996, and increased 6.2% for fiscal 1996 from $70.2 million for fiscal 1995. The increase for both years was primarily due to increased ISIL distribution revenue, which comprised 77.0% and 75.1% of net revenues for fiscal 1997 and 1996, respectively. Core product sales for fiscal 1997 were slightly higher than for fiscal 1996, and for fiscal 1996 decreased approximately 16% from fiscal 1995. During fiscal 1997, the Company increased its focus on core business products and plans to continue to do so in the future. Cleo EN sales, which are impacted by large corporate orders, were up significantly in fiscal 1997 but down in fiscal 1996. Printer products sales decreased in both fiscal 1997 and 1996 as a result of increased competition and greater emphasis on selling Oasis products. Oasis sales increased for both years but were not significant in relation to total sales.

     Cost of Revenues. Cost of revenues was 91.8%, 85.5% and 81.9% of net revenues for fiscal 1997, 1996 and 1995, respectively. For fiscal 1997, cost of revenues included $6.2 million of non-recurring charges related to the write-off of inventory and capitalized software development costs. The inventory adjustments consisted of $2.1 million for core product printer inventory and $1.4 million for slow moving distribution business inventory and related fair market value reductions, that resulted from a decline in market conditions and continued product price erosion; and of $1.1 million that resulted from several accounting errors related to the recording of inventory at ISIL. The capitalized software development costs write-off of $1.6 million for fiscal 1997 reflects the Company's shift towards greater emphasis on software products.

     Cost of revenues, excluding the effect of the non-recurring charges, decreased to 84.2% of net revenues for fiscal 1997 from 85.5% for the prior year. The decrease resulted from improved gross margins for distribution sales and increased sales of core business software products, which have higher gross margins, offset by increased distribution sales as a percentage of total net revenues and an increase of $237,000 in amortization of capitalized software development costs. Margins in the distribution business are very low due to the nature of the business, which has gross margins of 6% to 8%, as well as competitive pressures which can drive margins even lower on very large sales.

     The increase in cost of revenues for fiscal 1996 compared to fiscal 1995 was primarily due to increased distribution sales as a percentage of total net revenues. In addition, the increase was due to higher core product costs due to $180,000 in charges from a printer products vendor for cancellation of purchase orders, $100,000 of higher royalty payments on licensed software and an increase of $225,000 in amortization of capitalized software development costs.

     Product Development Costs. Product development costs were $3.7 million, $2.0 million and $1.5 million, or 4.5%, 2.6% and 2.1% of net revenues for fiscal 1997, 1996 and 1995, respectively. The absolute dollar increase for both years was primarily due to a decrease of $1.4 million and $336,000 for fiscal 1997 and 1996, respectively, in the amount of expense deferred through capitalization of internally developed software as compared with the prior fiscal year. The reduction in capitalization of internally developed software reflects a change in the Company's strategy towards greater emphasis on developing software products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.4 million, $11.6 million and $10.5 million, or 18.8%, 15.6% and 15.0% of net revenues for fiscal 1997, 1996 and 1995, respectively. The absolute dollar increase for fiscal 1997 was due to a $1.5 million write-off of goodwill related to the Company's investment in its operations in the United Kingdom; a $540,000 charge for restructuring the U.K. operations; increased selling and marketing personnel to support the growth in the U.K. distribution business; marketing expenses incurred to promote the Oasis products; and to various expenses associated with an interim management team, the hiring of a new CEO in January 1997 and other organizational and management changes.

     In July 1997, the Company's U.K. operations were restructured into two separate entities, distribution and core, to focus each unit on its respective market and on a return to profitability. Separate managing directors have been appointed to run the new operating units. In addition, the combined ISIL workforce was reduced by 15 employees, or approximately 18%.

     Interest Expense. Interest expense was $730,000, $340,000 and $264,000 for fiscal 1997, 1996 and 1995, respectively. The increases were due to increased borrowing, primarily at ISIL, for working capital purposes.

     Income Taxes. The Company recorded an income tax benefit of 16.2% and 33.0% for fiscal 1997 and 1996, respectively, as a result of its ability to carry back a portion of each year's net operating loss to recover income taxes paid in prior years. The tax benefit for these years was below the statutory rate because the losses at ISIL and the amortization and write-off of goodwill are not eligible for tax benefit. For fiscal 1995, the provision for income taxes resulted in an effective tax rate of 76.4%, which reflected the non-deductible ISIL losses and non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company's primary sources of liquidity included cash and cash equivalents of $830,000 and short-term credit facilities with a bank providing for approximately $11.5 million of borrowings, of which $600,000 was available.

     Net cash used in operating activities was $2.2 million for fiscal 1997 compared to net cash used in operating activities of $1.0 million for fiscal 1996. The increase in cash used in operating activities for fiscal 1997 was primarily due to a net operating loss of $10.9 million and an increase in accounts receivable of $1.2 million partially offset by non-cash charges of $7.7 million for write-offs of inventory, capitalized software development costs and goodwill, and by depreciation and amortization of $3.4 million.

     Net cash used in investing activities was $1.5 million for fiscal 1997 compared to $4.3 million for the same period of fiscal 1996. The decrease in cash used in investing activities for fiscal 1997 was primarily due to a decrease in additions to property and equipment and software development costs. At September 30, 1997, the Company did not have any material capital expenditure requirements.

     Net cash provided by financing activities was $2.9 million for fiscal 1997 compared to $3.3 million for the same period of fiscal 1996. For fiscal 1997, cash was provided primarily from borrowings under the Company's credit facilities. For fiscal 1996, cash was provided from borrowings as well as from the exercise of the Company's stock warrants.

     Working capital was $3.6 million as of September 30, 1997 compared to $10.5 million as of September 30, 1996. The decrease in working capital was primarily due to the decrease in cash and cash equivalents and inventory and the increase in notes payable, offset by the decrease in accounts payable.

     The Company has bank credit facilities which provide for aggregate borrowings of up to $11.5 million. As of September 30, 1997, $8.6 million was outstanding under these facilities. The borrowings are used primarily by ISIL in the operation of its distribution business. Advances under these facilities bear interest at the bank's prime rate (8.5% at September 30, 1997) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The credit facilities expire February 28, 1998 and are subject to renewal thereafter.

     Under the terms of the agreements, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. The Company was in compliance with the bank covenants at September 30, 1997. In addition, the agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank.

     The Company has guaranteed up to 4.9 million pounds sterling ($7.9 million) of ISIL's trade payables to two of ISIL's vendors for inventory purchases.

     The Company believes that its existing cash balances, available credit facilities and future operating cash flows will be sufficient for near term operating needs. The Company believes it will renew the bank credit facilities prior to expiration of the facilities. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Uncertainties Relating to Forward-Looking Statements."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and schedules filed herewith are set forth in the Index to Financial Statements and Supplementary Data (on Page F-1 of the separate financial section which follows page 12 of this report) and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the captions "Election of Directors", "Further Information -- Executive Officers" and "Reporting of Beneficial Ownership by Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the captions "Further Information -- Principal Stockholders" and "Further Information -- Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Schedules and Exhibits

          1-2. The financial statements and schedules filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1 of the separate financial section which follows page 12 of this report) and are incorporated herein by reference.

          3. The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section which follows the financial section of this report) and are incorporated herein by reference. The following are the Company's management contracts and compensatory plans and arrangements which are required to be filed as Exhibits to this Form 10-K:

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.01      1982 Incentive Stock Option Plan, effective May 21, 1982, as amended, with Form of Stock Option Agreement with Stock
           Appreciation Rights -- incorporated by reference to the
           Company's Registration Statement on Form S-1, filed on July
           15, 1983 (File No. 2-84204).
10.02      Amended and Restated 1992 Stock Option Plan.
10.03      Amended and Restated 1993 Stock Option Plan for Non-Employee
           Directors.
10.04      Letter Agreement between the Company and Robert A. Nero
           dated January 10, 1997 relating to employment terms.

     (b) The Company filed no current reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1997.

                            INTERFACE SYSTEMS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                 PAGE
                                                                 ----
Report of Independent Public Accountants....................     F-2
Report of Independent Certified Public Accountants..........     F-3
Financial Statements
  Consolidated Statements of Operations.....................     F-4
  Consolidated Balance Sheets...............................     F-5
  Consolidated Statements of Cash Flows.....................     F-6
  Consolidated Statements of Stockholders' Equity...........     F-7
Notes to Consolidated Financial Statements..................  F-8 - F-15
Financial Statement Schedule
  Schedule II -- Consolidated Schedule of Valuation and
     Qualifying Accounts....................................     S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Interface Systems, Inc.:

     We have audited the accompanying consolidated balance sheet of Interface Systems, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. The consolidated balance sheet of Interface Systems, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1996, were audited by other auditors whose report dated November 14, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interface Systems, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
November 6, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Interface Systems, Inc.
Ann Arbor, Michigan

     We have audited the accompanying consolidated balance sheet of Interface Systems, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1996. We have also audited the schedule listed in the accompanying index for each of the two years in the period ended September 30, 1996. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interface Systems, Inc. and subsidiaries at September 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended September 30, 1996.

                                          /s/ BDO SEIDMAN, LLP

Troy, Michigan
November 14, 1996

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED SEPTEMBER 30,
                                                       ----------------------------------------
                                                           1997          1996          1995
                                                           ----          ----          ----
Net revenues.........................................  $ 81,845,463   $74,583,111   $70,243,216
Cost of revenues.....................................    75,103,139    63,797,610    57,516,563
                                                       ------------   -----------   -----------
     Gross profit....................................     6,742,324    10,785,501    12,726,653
Product development costs............................     3,718,807     1,956,404     1,453,605
Selling, general and administrative expenses.........    15,391,857    11,621,102    10,506,062
                                                       ------------   -----------   -----------
                                                         19,110,664    13,577,506    11,959,667
                                                       ------------   -----------   -----------
     Operating income (loss).........................   (12,368,340)   (2,792,005)      766,986
Interest expense.....................................      (730,979)     (340,376)     (263,758)
Interest and other income............................       119,427       200,343       203,158
                                                       ------------   -----------   -----------
     Income (loss) before income taxes...............   (12,979,892)   (2,932,038)      706,386
Provision (benefit) for income taxes.................    (2,100,810)     (969,000)      540,000
                                                       ------------   -----------   -----------
Net income (loss)....................................  $(10,879,082)  $(1,963,038)  $   166,386
                                                       ============   ===========   ===========
Net income (loss) per share..........................        $(2.47)       $(0.44)        $0.04
                                                       ============   ===========   ===========
Weighted average shares outstanding..................     4,411,328     4,440,262     4,238,889
                                                       ============   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,
                                                                --------------------------
                                                                   1997           1996
                                                                   ----           ----
                           ASSETS
Current assets:
  Cash and cash equivalents.................................       $830,086     $1,694,725
  Accounts receivable, less allowance for doubtful accounts
     of $283,180 in 1997 and $165,000 in 1996...............     12,221,257     11,007,983
  Refundable income taxes...................................      1,182,182      1,378,093
  Inventories...............................................      6,284,833     10,478,322
  Prepaid expenses and other................................        913,314      1,232,423
  Deferred income taxes.....................................        475,000        549,000
                                                                -----------    -----------
          Total current assets..............................     21,906,672     26,340,546
Property and equipment, net.................................      4,602,696      4,816,815
Goodwill, net...............................................      1,160,634      2,881,481
Software development costs, net.............................        874,652      3,570,545
Notes receivable............................................             --        810,173
Other assets................................................        285,853        459,399
                                                                -----------    -----------
                                                                $28,830,507    $38,878,959
                                                                ===========    ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................     $8,640,611     $5,691,546
  Accounts payable..........................................      8,124,581      9,088,765
  Accrued expenses..........................................        847,970        693,767
  Deferred revenue..........................................        638,709        280,703
  Current portion of long-term debt.........................         50,004         52,400
                                                                -----------    -----------
          Total current liabilities.........................     18,301,875     15,807,181
Long-term debt, less current portion........................        170,829        234,794
Deferred income taxes.......................................        615,000      1,584,000
Commitments
Stockholders' equity:
  Common stock, $.10 par value, 20,000,000 shares
     authorized; 4,424,950 and 4,535,879 shares issued and
     outstanding in 1997 and 1996 respectively..............        442,495        453,588
  Additional paid-in-capital................................     10,547,447     11,122,063
  Cumulative translation adjustment.........................       (281,441)      (236,051)
  Retained earnings (deficit)...............................       (965,698)     9,913,384
                                                                -----------    -----------
          Total stockholders' equity........................      9,742,803     21,252,984
                                                                -----------    -----------
                                                                $28,830,507    $38,878,959
                                                                ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED SEPTEMBER 30,
                                                         ------------------------------------------
                                                             1997           1996           1995
                                                             ----           ----           ----
Cash flows from operating activities:
  Net income (loss)..................................    $(10,879,082)   $(1,963,038)   $   166,386
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation....................................         912,384        895,800        811,778
     Amortization....................................       2,466,299      2,370,065      2,160,499
     Inventory write-off and obsolescence
       provision.....................................       4,660,472        371,314      1,047,652
     Deferred income taxes...........................        (895,000)        67,000        151,000
     Gain on sale of securities......................         (74,777)            --             --
     Loss on sale of fixed assets....................         176,829         38,468         24,727
     Write-off of software development costs.........       1,616,358             --             --
     Write-off of goodwill...........................       1,456,320             --             --
     Change in operating assets and liabilities:
       Accounts receivable...........................      (1,213,274)      (939,155)      (621,373)
       Refundable income taxes.......................         195,911       (918,066)      (460,027)
       Inventories...................................        (466,983)    (3,489,432)      (672,627)
       Prepaid expenses and other....................         339,866       (577,194)      (159,632)
       Other assets..................................        (119,750)      (306,335)        10,591
       Accounts payable..............................        (964,184)     3,018,691        389,276
       Accrued expenses..............................         205,971        343,390       (445,743)
       Deferred revenue..............................         358,006         50,040         31,427
                                                         ------------    -----------    -----------
     Net cash provided by (used in) operating
       activities....................................      (2,224,634)    (1,038,452)     2,433,934
                                                         ------------    -----------    -----------
Cash flows from investing activities:
  Additions to property and equipment................        (787,837)    (1,133,159)    (1,756,236)
  Additions to software development costs............        (953,675)    (2,333,675)    (1,998,022)
  Change in notes receivable.........................          86,581       (810,173)            --
  Proceeds from sale of securities...................         177,612             --             --
                                                         ------------    -----------    -----------
     Net cash used in investing activities...........      (1,477,319)    (4,277,007)    (3,754,258)
                                                         ------------    -----------    -----------
Cash flows from financing activities:
  Increase in notes payable..........................       2,949,065      1,324,228      2,224,258
  Reduction of long-term debt........................         (66,361)       (51,752)      (142,270)
  Sale of stock......................................              --      2,039,832        292,797
  Cash dividends paid................................              --             --       (669,892)
                                                         ------------    -----------    -----------
     Net cash provided by financing activities.......       2,882,704      3,312,308      1,704,893
                                                         ------------    -----------    -----------
Effect of exchange rate changes on cash..............         (45,390)       (37,882)         3,907
                                                         ------------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents........................................        (864,639)    (2,041,033)       388,476
Cash and cash equivalents, beginning of period.......       1,694,725      3,735,758      3,347,282
                                                         ------------    -----------    -----------
Cash and cash equivalents, end of period.............    $    830,086    $ 1,694,725    $ 3,735,758
                                                         ============    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest.............................    $    720,566    $   340,376    $   263,758
  Cash paid (refunded) for income taxes..............      (1,323,683)       332,136        712,682

  The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           COMMON STOCK       ADDITIONAL    CUMULATIVE      RETAINED
                       --------------------     PAID-IN     TRANSLATION     EARNINGS
                        SHARES      AMOUNT      CAPITAL     ADJUSTMENT     (DEFICIT)        TOTAL
                        ------      ------    ----------    -----------    ---------        -----
Balance, September
  30, 1994...........  4,153,368   $415,337   $ 8,827,685    $(202,076)   $ 12,379,928   $ 21,420,874
  Net income.........         --         --            --           --         166,386        166,386
  Sale of stock......     59,050      5,905       286,892           --              --        292,797
  Cash dividends --
     $.16 per
     share...........         --         --            --           --        (669,892)      (669,892)
  Foreign currency
     translation.....         --         --            --        3,907              --          3,907
                       ---------   --------   -----------    ---------    ------------   ------------
Balance, September
  30, 1995...........  4,212,418    421,242     9,114,577     (198,169)     11,876,422     21,214,072
  Net loss...........         --         --            --           --      (1,963,038)    (1,963,038)
  Sale of stock......    323,461     32,346     2,007,486           --              --      2,039,832
  Foreign currency
     translation.....         --         --            --      (37,882)             --        (37,882)
                       ---------   --------   -----------    ---------    ------------   ------------
Balance, September
  30, 1996...........  4,535,879    453,588    11,122,063     (236,051)      9,913,384     21,252,984
  Net loss...........         --         --            --           --     (10,879,082)   (10,879,082)
  Sale of stock......     16,566      1,657        50,111           --              --         51,768
  Retirement of
     stock...........   (127,495)   (12,750)     (624,727)          --              --       (637,477)
  Foreign currency
     translation.....         --         --            --      (45,390)             --        (45,390)
                       ---------   --------   -----------    ---------    ------------   ------------
Balance, September
  30, 1997...........  4,424,950   $442,495   $10,547,447    $(281,441)   $   (965,698)  $  9,742,803
                       =========   ========   ===========    =========    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Interface Systems, Inc. (the "Company") and its wholly-owned subsidiaries, I.G.K. Industries, Inc. ("I.G.K.") and Interface Systems International, Ltd. ("ISIL"). All significant intercompany transactions and balances have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

     The Company and its subsidiaries develop, manufacture and sell computer peripherals and data communications software primarily in the United States and Europe.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The amounts reported for cash and cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses approximate fair value due to the short maturity of these items.

SOFTWARE DEVELOPMENT COSTS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the costs of developing new software products are capitalized after technological feasibility is established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology.

     Amortization of capitalized software development costs is provided on a product-by-product basis using the straight-line method over the remaining estimated economic lives of the respective products or three years, whichever is less. Accumulated amortization was $2,365,749 and $3,928,353 at September 30, 1997 and 1996, respectively. Amortization expense was $2,033,210, $1,796,117 and $1,572,096 for the years ended September 30, 1997, 1996 and
1995, respectively, and is included in cost of revenues.

     On an ongoing basis, management reviews the valuation and amortization of capitalized software development costs. As part of its review, management considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Based on such review, the

Company wrote off $1,616,358 of capitalized software development costs as a component of cost of revenues during fiscal 1997.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect on the balance sheet date, and revenue and expenses are translated using a weighted average exchange rate during the period. Cumulative adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes investments in highly liquid investments with maturities of ninety days or less.

INVENTORIES

     Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, inventories consist of the following:

                                                            1997          1996
                                                            ----          ----
Finished goods.......................................    $3,974,354    $ 4,709,066
Purchased parts......................................     2,596,273      4,173,938
Work-in-process......................................       321,300      1,153,172
Service and demo.....................................       643,432        797,768
                                                         ----------    -----------
                                                          7,535,359     10,833,944
     Less: valuation allowance.......................     1,250,526        355,622
                                                         ----------    -----------
                                                         $6,284,833    $10,478,322
                                                         ==========    ===========

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets: buildings and improvements -- 33 years; and machinery and equipment -- 3 to 10 years. At September 30, the components of property and equipment are as follows:

                                                             1997          1996
                                                             ----          ----
Land..................................................    $  231,383    $  231,383
Buildings and improvements............................     2,709,863     2,680,088
Machinery and equipment...............................     6,073,832     6,309,387
                                                          ----------    ----------
                                                           9,015,078     9,220,858
     Less: accumulated depreciation...................     4,412,382     4,404,043
                                                          ----------    ----------
                                                          $4,602,696    $4,816,815
                                                          ==========    ==========

GOODWILL

     Goodwill represents the cost in excess of fair value of the net assets of businesses acquired and is being amortized using the straight-line method over 15 years. Accumulated amortization expense at September 30, 1997 and 1996 was $1,527,776 and $1,934,142, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires an evaluation of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the third quarter of fiscal 1997, management's evaluation indicated that the goodwill related to the Company's investment in its operations in the United Kingdom was impaired and, consequently, the $1,456,320 carrying value of the related goodwill was written off as a component of operating expense during fiscal 1997.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are expensed in the period incurred. These costs, representing engineering salaries, fringe benefits, other direct expenses and a portion of the Company's overhead, are included in the accompanying consolidated financial statements as product development costs.

STOCK PLANS

     The Company uses the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As supplemental information, the Company has provided pro forma disclosure of the fair value of stock options granted during fiscal 1997 and 1996 in accordance with the requirements of SFAS 123, "Accounting for Stock-Based Compensation."

INCOME (LOSS) PER SHARE

     Income (loss) per share amounts have been calculated using the weighted average number of shares and common stock equivalents outstanding for the respective periods. The antidilutive effect of outstanding options of the Company is excluded from the earnings (loss) per share calculations presented in the consolidated statements of operations.

     In February 1997, SFAS 128, "Earnings per Share," was issued and is required to be adopted for the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. There is no impact on primary earnings per share for the years ended September 30, 1997, 1996 and 1995. Diluted earnings per share is not materially different for the fiscal years ended September 30, 1997, 1996, and 1995, as reported.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     For comparative purposes, amounts in prior years have been reclassified to conform to current year presentations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1997, SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SOP 97-2, "Software Revenue Recognition," were issued and are effective for fiscal years commencing after December 15, 1997. The Company is required to adopt the provisions of SFAS 130 and 131 and SOP 97-2 in fiscal year 1999 and expects the adoption will not impact results of operations or financial position but will require additional disclosures.

2. NOTES RECEIVABLE

     Notes receivable consist of the following at September 30:

                                                               1997        1996
                                                               ----        ----
Note receivable due from a former officer of the Company,
  (see Note 7)...........................................    $     --    $600,000
Notes receivable due from two officers of the Company,
  bearing interest at 5.50%, collateralized by common
  stock, due February 1998...............................     105,000     125,000
Note receivable due from a former officer of the Company,
  bearing interest at 5.79% due in monthly installments,
  through June 1998, unsecured...........................      18,592      85,173
                                                             --------    --------
                                                             $123,592    $810,173
                                                             ========    ========

     The notes receivable balance of $123,592 at September 30, 1997 is included in prepaid expenses and other in the accompanying consolidated balance sheet.

3. LINES-OF-CREDIT AND NOTES PAYABLE

     The Company has bank credit facilities which provide for aggregate borrowings of up to $11.5 million. As of September 30, 1997, $8,640,611 was outstanding under these facilities. Advances under these facilities bear interest at the bank's prime rate (8.5% at September 30, 1997) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The credit facilities expire February 28, 1998 and are subject to renewal thereafter. The amount available for borrowing at any time under the facilities is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $600,000 was available to the Company as of September 30, 1997.

     Under the terms of the credit agreements, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of September 30, 1997, the Company was in compliance with the bank covenants.

4. LONG-TERM DEBT

     At September 30, long-term debt consists of the following:

                                                               1997        1996
                                                               ----        ----
Installment loan payable to a bank in monthly
  installments of $4,167 plus interest at the bank's
  prime rate (8.5% at September 30, 1997) plus 1%, due
  February 2002, collateralized by substantially all of
  the Company's assets...................................    $220,833    $259,039
Installment loan payable to a bank, paid in full during
  1997...................................................          --      28,155
                                                             --------    --------
                                                              220,833     287,194
Less current maturities..................................      50,004      52,400
                                                             --------    --------
                                                             $170,829    $234,794
                                                             ========    ========

5. RETIREMENT PLAN

     The Company has a 401(k) plan which covers substantially all domestic employees. Participants may make contributions equal to a percentage of their compensation, subject to Internal Revenue Code limitations. The Company matches 100% of the amount contributed by participants, up to 4% of participant compensation, and may make additional contributions as approved by the Board of Directors. The Company recognized approximately $274,000, $298,000 and $299,000 of expense related to this plan for the years ended September 30, 1997, 1996 and 1995, respectively. In addition, ISIL maintains a defined contribution pension plan for all eligible employees. ISIL recognized approximately $100,333, $140,000 and $112,000 of expense related to this plan for the years ended September 30, 1997, 1996 and 1995, respectively.

6. COMMITMENTS

     The Company has various operating leases which require future minimum rental payments in excess of one year as follows: 1998 - $502,000; 1999 - $330,000; 2000 - $265,000; 2001 - $216,000; and 2002 - $172,000. Rent expense for the years ended September 30, 1997, 1996 and 1995 was approximately $552,000, $200,000 and $375,000, respectively.

7. STOCKHOLDERS' EQUITY

     In January 1997, the Company acquired 127,495 shares of its Common Stock valued at $637,477, upon the default in payment of all principal and interest due and owing as of such date by a former officer of the Company under the terms of a note payable owed by such officer to the Company. The value of the shares is equal to all indebtedness which was owed to the Company at the time of default.

     In August 1997, the Company issued 16,566 shares of common stock to employees in exchange for accrued vacation.

8. STOCK OPTIONS

     The Company currently grants stock options under two plans, the 1992 Stock Option Plan (the "1992 Plan") and the 1993 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Company had previously granted options under the 1982 Stock Option Plan which expired in 1992. At September 30, 1997, options to purchase 30,700 shares of common stock were outstanding and exercisable under this Plan.

     The 1992 Plan provides for the grant of both incentive stock options and non-qualified options to officers and key employees. Options under the 1992 Plan are granted at not less than market price on the date of grant, are exercisable at the rate of 33% per year after one year from the date of grant and have a term of ten years. The 1992 Plan has 800,000 shares of common stock authorized for grant. At September 30, 1997, options to purchase 402,433 shares of common stock were available for grant, 397,567 were outstanding and 41,332 were exercisable under the 1992 Plan.

     Effective June 10, 1997, the Company offered current option holders except for executive officers the opportunity to exchange outstanding options for an equal number of options of the Company's common stock, at a price of $4 per share (market price $3). Option holders representing 106,067 shares of common stock accepted this offer and the Company canceled the previous options and granted new options under the 1992 Plan. The options vest over three years effective from the new date of grant.

     The Directors Plan provides for the issuance of non-qualified options to non-employee directors and has 175,000 shares of common stock authorized for grant. Options under the Directors Plan are granted at market price on the date of grant, are exercisable at the rate of 33% per year after one year from the date of grant and have a term of ten years. The Directors Plan provides for an initial grant of 5,100 to a non-employee director upon joining the Board of Directors and grants of 5,100 on every third anniversary thereafter. In addition, the Plan was recently amended, subject to shareholder approval, to provide discretionary grants with vesting determined at the time of grant. On August 8, 1997, the Board of Directors approved a one time grant to each non-employee director of an option to purchase 12,000 shares of common stock at $4.00 (market price $3.13). The grant is subject to shareholder approval and will become immediately exercisable if shareholder approval is obtained. At September 30, 1997, options to purchase 71,500 shares of common stock were available for grant, 103,500 were outstanding and 24,800 were exercisable under the Directors Plan.

     The weighted average fair value of options granted during fiscal 1997 and fiscal 1996 was $2.32 and $5.15 respectively. At September 30, 1996, 270,523 options were exercisable at a weighted average exercise price of $5.71.

     The following table summarizes stock option activity through September 30, 1997:

                                                          NUMBER      WEIGHTED AVERAGE
                                                         OF SHARES     EXERCISE PRICE
                                                         ---------    ----------------
Balance, September 30, 1995..........................     449,399          $ 6.61
  Granted............................................     101,700           10.59
  Exercised..........................................     (59,011)          (5.44)
  Canceled...........................................     (83,422)          (7.07)
Balance, September 30, 1996..........................     408,666            6.86
  Granted............................................     419,268            3.94
  Canceled...........................................    (296,167)          (7.10)
Balance, September 30, 1997..........................     531,767          $ 4.59

     The following table summarizes information about options outstanding as of September 30, 1997:

                                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                   -------------------------------------------------    -----------------------------
                                                  WEIGHTED AVERAGE
                                                    CONTRACTUAL          WEIGHTED                         WEIGHTED
                                     NUMBER          REMAINING           AVERAGE          NUMBER          AVERAGE
   RANGE OF EXERCISE PRICES        OUTSTANDING      LIFE (YEARS)      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
   ------------------------        -----------    ----------------    --------------    -----------    --------------
$3.22 - $ 3.81.................       60,800            8.29              $ 3.58          12,700           $3.63
 4.00 -   4.75.................      372,067            9.48                4.07           6,000            4.31
 5.25 -   5.38.................       62,000            6.04                5.35          57,332            5.27
 7.19 -  16.25.................       36,900            6.03               10.43          20,800            9.23
                                     -------                                              ------
     Total.....................      531,767            8.71              $ 4.59          96,832           $5.85
                                     =======                                              ======

     Using the intrinsic value method of accounting for the value of stock options granted during fiscal 1997 and 1996, no compensation cost was recorded in the accompanying consolidated statement of operations. Pro forma information regarding net loss and related per share data is required by SFAS 123, and has been determined as if the Company had accounted for its stock options using the fair value method of SFAS 123. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997 and 1996: risk free interest rate of 6.3% and 5.6%, respectively; dividend yield of 0%; expected volatility of 67.8% and 64.7%, respectively; and expected life of the options of 3 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                           1997           1996
                                                           ----           ----
Net loss as reported...............................    $(10,879,802)   $(1,963,038)
Pro forma net loss.................................     (11,142,206)    (2,068,661)
Net loss per share as reported.....................    $      (2.47)   $     (0.44)
Pro forma net loss per share.......................           (2.53)         (0.47)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to expect in future years.

9. INCOME TAXES

     A summary of income (loss) before income taxes and components of the provision (benefit) for income taxes for the fiscal years ended September 30, is as follows:

                                                             1997           1996           1995
                                                             ----           ----           ----
Income (loss) before income taxes:
     Domestic........................................    $ (7,572,504)   $(2,950,287)   $ 1,558,281
     Foreign.........................................      (5,407,388)        18,249       (851,895)
                                                         ------------    -----------    -----------
                                                         $(12,979,892)   $(2,932,038)   $   706,386
                                                         ============    ===========    ===========
Provisions (benefit) for income taxes:
     Current-federal.................................    $ (1,205,810)   $(1,036,000)   $   389,000
     Deferred-federal................................        (895,000)        67,000        151,000
                                                         ------------    -----------    -----------
                                                         $ (2,100,810)   $  (969,000)   $   540,000
                                                         ============    ===========    ===========

     A reconciliation of the consolidated income tax provision (benefit) at the Federal statutory rate and the consolidated income tax provision (benefit) at the Company's effective rate for the fiscal years ended September 30 is as follows:

                                                                1997          1996         1995
                                                                ----          ----         ----
Federal statutory provision (benefit)....................    $(4,413,000)   $(997,000)   $ 240,000
Losses without tax benefit...............................      1,958,000       (6,000)     289,000
Amortization and write-off of goodwill...................        240,000       97,000       97,000
Benefits of FSC non-taxable income.......................             --      (18,000)     (51,000)
Research and development credits.........................             --           --      (33,000)
Other....................................................        114,190      (45,000)      (2,000)
                                                             -----------    ---------    ---------
Consolidated income tax provision (benefit)..............    $(2,100,810)   $(969,000)   $ 540,000
                                                             ===========    =========    =========

     Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the Company's deferred taxes at September 30 are as follows:

                                                            1997           1996
                                                            ----           ----
Deferred tax liabilities --
  Depreciation and amortization......................    $   615,000    $1,584,000
                                                         ===========    ==========
Deferred tax assets --
ISIL net operating loss carryforwards................    $ 1,400,000    $  544,000
Receivable and inventory reserves....................        349,000            --
Tax credits..........................................        174,000       291,000
Accrued liabilities..................................        126,000       206,000
Other................................................             --        52,000
Valuation allowance..................................     (1,574,000)     (544,000)
                                                         -----------    ----------
     Net long-term deferred income taxes.............    $   475,000    $  549,000
                                                         ===========    ==========

     ISIL has net operating loss carry forwards of approximately $4,100,000 available for tax reporting purposes which can be used to offset its future taxable income through the year 2012. The related deferred tax benefit is fully offset by an evaluation allowance as realizability of the tax benefit is not assured.

10. GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

     The Company operates in two geographic regions: the United States and Europe. The Company operates in a single business segment, the development, manufacture and sale of computer peripherals and data communications software. The following table shows net revenues, net income (loss) and identifiable assets by geographic region for the fiscal years ended September 30:

                                                           1997          1996          1995
                                                           ----          ----          ----
Net revenues:
  United States......................................  $ 18,505,583   $16,981,582   $19,664,665
  Europe.............................................    64,688,347    59,407,749    53,134,600
  Intercompany.......................................    (1,348,467)   (1,806,220)   (2,556,049)
                                                       ------------   -----------   -----------
     Total net revenues..............................  $ 81,845,463   $74,583,111   $70,243,216
                                                       ============   ===========   ===========
Net income (loss):
  United States......................................  $ (5,471,694)  $(1,981,287)  $ 1,018,281
  Europe.............................................    (5,407,388)       18,249      (851,895)
                                                       ------------   -----------   -----------
     Total net income (loss).........................  $(10,879,082)  $(1,963,038)  $   166,386
                                                       ============   ===========   ===========
Identifiable assets:
  United States......................................  $ 17,860,727   $24,217,086   $23,462,758
  Europe.............................................    14,041,919    17,187,624    12,925,606
  Eliminations.......................................    (3,072,139)   (2,525,751)   (2,435,914)
                                                       ------------   -----------   -----------
     Total identifiable assets.......................  $ 28,830,507   $38,878,959   $33,952,450
                                                       ============   ===========   ===========

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended September 30, 1997 and 1996.

                                                     QUARTER ENDED
                                --------------------------------------------------------
                                DECEMBER 31,    MARCH 31,     JUNE 30,     SEPTEMBER 30    FISCAL YEAR
                                ------------    ---------     --------     ------------    -----------
1997
------------------------------
Net Revenues..................  $19,594,397    $23,319,188   $19,243,265    $19,688,613    $81,845,463
Gross Profit..................    2,628,890      1,875,135    (1,312,669)     3,550,968      6,742,324
Net Income (Loss).............     (725,053)    (1,499,729)   (6,904,725)    (1,749,575)   (10,879,082)
Net Earnings (Loss) Per
  Share.......................        (0.16)         (0.34)        (1.57)         (0.40)         (2.47)
1996
------------------------------
Net Revenues..................  $18,710,574    $21,906,167   $16,655,495    $17,310,875    $74,583,111
Gross Profit..................    3,308,153      3,511,844     2,107,490      1,858,014     10,785,501
Net Income (Loss).............      200,024        363,994    (1,495,565)    (1,031,491)    (1,963,038)
Net Earnings (Loss) Per
  Share.......................         0.05           0.08         (0.33)         (0.23)         (0.44)

                            INTERFACE SYSTEMS, INC.

                                  SCHEDULE II
                             CONSOLIDATED SCHEDULE
                       OF VALUATION & QUALIFYING ACCOUNTS

                                                                 BALANCE     BALANCE
                                                                BEGINNING     END OF
                        DESCRIPTION                             OF PERIOD     PERIOD
                        -----------                             ---------    -------
Allowance for doubtful accounts
For the year ended September 30:
       1997.................................................    $165,000     $283,180
       1996.................................................    $248,000     $165,000
       1995.................................................    $133,000     $248,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERFACE SYSTEMS, INC.

Dated: December 29, 1997
                                          By:      /s/ ROBERT A. NERO
                                            ------------------------------------
                                               Robert A. Nero, President and
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                         DATE
                  ---------                                    -----                         ----

             /s/ ROBERT A. NERO                  President, Chief Executive Officer    December 29, 1997
---------------------------------------------    and Director (Principal Executive
               Robert A. Nero                    Officer)

             /s/ JOHN R. TERNES                  Vice President and Chief Financial    December 29, 1997
---------------------------------------------    Officer (Principal Financial and
               John R. Ternes                    Accounting Officer)

         /s/ GEORGE W. PERRETT, JR.              Vice President -- Operations,         December 29, 1997
---------------------------------------------    Secretary and Director
           George W. Perrett, Jr.

             /s/ DAVID O. SCHUPP                 Vice President, Treasurer and         December 29, 1997
---------------------------------------------    Director
               David O. Schupp

            /s/ GARNEL F. GRABER                 Chairman and Director                 December 29, 1997
---------------------------------------------
              Garnel F. Graber

            /s/ BRUCE E. RHOADES                 Director                              December 29, 1997
---------------------------------------------
              Bruce E. Rhoades

             /s/ DAVID C. SEIGLE                 Director                              December 29, 1997
---------------------------------------------
               David C. Seigle

            /s/ ROBERT A. SEIGLE                 Director                              December 29, 1997
---------------------------------------------
              Robert A. Seigle

             /s/ LLOYD A. SEMPLE                 Director                              December 29, 1997
---------------------------------------------
               Lloyd A. Semple

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

3.01      Certificate of Incorporation of the Company, as amended --
          incorporated by reference to Exhibit 3(a) to the Company's
          Form 10-K Report for the fiscal year ended September 30,
          1996........................................................
3.02      Bylaws of the Company, as amended -- incorporated by
          reference to Exhibit 3(b) to the Company's Form 10-K Report for the fiscal year ended September 30, 1996................
4.01      Credit Authorization Agreement dated February 19, 1997
          between Interface Systems, Inc. (the "Company") and NBD Bank
          ("NBD") -- incorporated by reference to Exhibit 10.01 to the
          Company's Form 10-Q Report for the quarter ended March 31,
          1997........................................................
4.02      Credit Authorization Agreement dated February 19, 1997
          between I.G.K. Industries and NBD -- incorporated by
          reference to Exhibit 10.02 to the Company's Form 10-Q Report for the quarter ended March 31, 1997........................
4.03      Debenture dated March 10, 1997 between Interface Systems
          International Limited and The First National Bank of Chicago
          -- incorporated by reference to Exhibit 10.03 to the
          Company's Form 10-Q Report for the quarter ended March 31,
          1997........................................................
4.04      Master Demand Business Loan Note dated February 19, 1997
          (the "Company") -- incorporated by reference to Exhibit
          10.04 to the Company's Form 10-Q Report for the quarter
          ended March 31, 1997........................................
4.05      Master Demand Business Loan Note dated February 19, 1997
          (I.G.K.) -- incorporated by reference to Exhibit 10.05 to
          the Company's Form 10-Q Report for the quarter ended March
          31, 1997....................................................
4.06      Continuing Pledge Agreement dated February 19, 1997 between the Company and NBD -- incorporated by reference to Exhibit
          10.06 to the Company's Form 10-Q Report for the quarter
          ended March 31, 1997........................................
4.07      Continuing Security Agreement dated February 19, 1997
          between the Company and NBD -- incorporated by reference to
          Exhibit 10.07 to the Company's Form 10-Q Report for the
          quarter ended March 31, 1997................................
4.08      Continuing Security Agreement dated February 19, 1997
          between I.G.K. and NBD -- incorporated by reference to
          Exhibit 10.08 to the Company's Form 10-Q Report for the
          quarter ended March 31, 1997................................
4.09      Future Advance Mortgage dated February 19, 1997 between
          Interface and NBD -- incorporated by reference to Exhibit
          10.09 to the Company's Form 10-Q Report for the quarter
          ended March 31, 1997........................................
4.10      Future Advance Mortgage dated February 19, 1997 between
          I.G.K. and NBD -- incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q Report for the quarter ended
          March 31, 1997..............................................
4.11      Continuing Guaranty between the Company and NBD --
          incorporated by reference to Exhibit 10.11 to the Company's
          Form 10-Q Report for the quarter ended March 31, 1997.......
4.12      Continuing Guaranty and Indemnity for International Credits
          between the Company and NBD -- incorporated by reference to
          Exhibit 10.12 to the Company's Form 10-Q Report for the
          quarter ended March 31, 1997................................
4.13      Continuing Guaranty and Indemnity for International Credits
          between I.G.K. and NBD -- incorporated by reference to
          Exhibit 10.13 to the Company's Form 10-Q Report for the
          quarter ended March 31, 1997................................
4.14      First Amendment to Credit Authorization Agreement dated
          February 19, 1997 between the Company and NBD Bank dated
          April 21, 1997..............................................

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
4.15      Second Amendment to Credit Authorization Agreement dated
          February 19, 1997 between the Company and NBD Bank dated
          August 11, 1997 -- incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ended June
          30, 1997....................................................
4.16      Credit Authorization Agreement dated August 31, 1997 between the Company and NBD Bank....................................
4.17      Installment Business Loan Note/Security Agreement dated
          August 31, 1997 between the Company and NBD Bank............
4.18      First Amendment to Credit Authorization Agreement dated
          August 31, 1997 between the Company and NBD Bank dated
          December 10, 1997...........................................
4.19      Guarantee of the Company in favor of Toshiba Information
          Systems (UK) Limited with respect to certain obligations of
          ISIL dated November 18, 1994................................
4.20      Guarantee of the Company in favor of Canon (UK) Limited with respect to certain obligations of ISIL dated November 14,
          1994........................................................
10.01     1982 Incentive Stock Option Plan, effective May 21, 1982, as amended, with Form of Stock Option Agreement with Stock
          Appreciation Rights -- incorporated by reference to the
          Company's Registration Statement on Form S-1, filed on July
          15, 1983 (File No. 2-84204).................................
10.02     Amended and Restated 1992 Stock Option Plan.................
10.03     Amended and Restated 1993 Stock Option Plan for Non-Employee
          Directors...................................................
10.04     Letter Agreement between the Company and Robert A. Nero
          dated January 10, 1997, relating to Employment Terms........
21        Subsidiaries of the Registrant -- incorporated by reference to Exhibit 21 to the Company's Form 10-K Report for the
          fiscal year ended September 30, 1996........................
23.01     Consent of Arthur Andersen, LLP.............................
23.02     Consent of BDO Seidman, LLP.................................
27        Financial Data Schedule.....................................

-------------------------
                                     * * *

     The Registrant will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Registrant's reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee shall be directed to: John R. Ternes, at the address of the principal executive offices set forth on the cover of this Report on Form 10-K.