Form 10-Q
period 1997-12-31
INTERFACE SYSTEMS INC
filed 1998-02-13
CIK 714981

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

     Common Stock, $.10 par value, 4,424,950 shares as of February 10, 1998.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        December 31,               September 30,
                                                           1997                        1997
                                                    ------------------             -------------
                                                        (unaudited)
                                       ASSETS
Current assets:
 Cash and cash equivalents                          $        1,323,314             $     830,086
 Accounts receivable, net                                   14,542,496                12,221,257
 Refundable income taxes                                     1,241,210                 1,182,182
 Inventories                                                 7,149,125                 6,284,833
 Prepaid expenses and other                                    908,104                   913,314
 Deferred income taxes                                         475,000                   475,000
                                                    ------------------             -------------
        Total current assets                                25,639,249                21,906,672
Property and equipment, net                                  4,416,867                 4,602,696
Goodwill, net                                                1,114,197                 1,160,634
Software development costs, net                                519,668                   874,652
Other assets                                                   295,385                   285,853
                                                    ------------------             -------------
                                                    $       31,985,366             $  28,830,507
                                                    ==================             =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                      $        7,600,120             $   8,640,611
 Accounts payable                                           12,392,296                 8,124,581
 Accrued expenses                                              890,529                   847,970
 Deferred revenue                                              541,079                   638,709
 Current portion of long-term debt                              50,200                    50,004
                                                    ------------------             -------------
        Total current liabilities                           21,474,224                18,301,875
Long-term debt                                                 158,133                   170,829
Deferred income taxes                                          615,000                   615,000
                                                    ------------------             -------------
        Total liabilities                                   22,247,357                19,087,704
                                                    ------------------             -------------
Stockholders' equity:
 Common stock, $.10 par value,
   20,000,000 shares authorized; 4,424,950
   shares issued and outstanding  for both periods             442,495                   442,495
 Additional paid-in-capital                                 10,547,447                10,547,447
 Cumulative translation adjustment                            (223,607)                 (281,441)
 Retained deficit                                           (1,028,326)                 (965,698)
                                                    ------------------             -------------
        Total stockholders' equity                           9,738,009                 9,742,803
                                                    ------------------             -------------
                                                    $       31,985,366             $  28,830,507
                                                    ==================             =============


The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Quarter ended
                                                    December 31,
                                                 1997          1996
                                             ------------  ------------
                                                     (unaudited)

        Net revenues                         $23,125,471   $19,594,397
        Cost of revenues                      18,619,643    16,965,507
                                             -----------   -----------

             Gross profit                      4,505,828     2,628,890

        Product development costs                903,928       501,750
        Selling, general and
          administrative expenses              3,450,046     3,002,822
                                             -----------   -----------

             Income (loss) from operations       151,854      (875,682)

        Interest expense                        (220,831)     (157,299)
        Other income                               6,349       114,340
                                             -----------   -----------

             Loss before income taxes            (62,628)     (918,641)

        Income tax benefit                             -      (193,588)
                                             -----------   -----------

        Net loss                             $   (62,628)  $  (725,053)
                                             ===========   ===========

        Net loss per share                   $     (0.01)  $     (0.16)
                                             ===========   ===========

        Weighted average shares outstanding    4,424,950     4,535,879
                                             ===========   ===========











The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Quarter Ended December 31,
                                                               1997              1996
                                                         ----------------  ----------------
                                                                   (unaudited)
Cash flows from operating activities:
   Net loss                                              $     (62,628)    $    (725,053)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                             701,693           923,103
     Gain on sale of securities                                      -           (74,777)
     Loss on sale of fixed assets                                    -             1,677
     Change in operating assets and liabilities:
      Accounts receivable                                   (2,321,239)       (1,406,571)
      Refundable income taxes                                  (59,028)         (193,759)
      Inventories                                             (864,292)         (794,603)
      Prepaid expenses and other                                 5,210          (283,614)
      Other assets                                              (9,532)          (85,944)
      Accounts payable                                       4,267,715         1,688,405
      Accrued expense                                           42,559          (229,797)
      Deferred revenue                                         (97,630)          (27,831)
                                                      ----------------  ----------------
    Net cash used in operating activities                    1,602,828        (1,208,764)
                                                      ----------------  ----------------

Cash flows from investing activities:
   Additions to property and equipment                        (114,443)         (404,435)
   Additions to software development costs                           -          (533,692)
   Investment in foreign subsidiary                                  -            (3,681)
   Reduction of notes receivable                                     -            35,026
   Proceeds from sale of securities                                  -           177,612
                                                      ----------------  ----------------
    Net cash used in investing activities                     (114,443)         (729,170)
                                                      ----------------  ----------------

Cash flows from financing activities:
   Change in notes payable                                  (1,040,491)          268,718
   Reduction of long-term debt                                 (12,500)          (34,772)
                                                      ----------------  ----------------
    Net cash provided by financing activities               (1,052,991)          233,946
                                                      ----------------  ----------------

Effect of exchange rate changes on cash                         57,834            10,667
                                                      ----------------  ----------------

Net increase (decrease) in cash and cash
   equivalents                                                 493,228        (1,693,321)

Cash and cash equivalents, beginning of period                 830,086         1,694,725
                                                      ----------------  ----------------
Cash and cash equivalents, end of period                 $   1,323,314     $       1,404
                                                      ================  ================





The accompanying notes are an integral part of these consolidated financial statements.

                            INTERFACE SYSTEMS, INC.
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The interim consolidated financial statements of Interface Systems, Inc. have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the financial statements for the year ended September 30, 1997 and notes thereto included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended December 31, 1997 are not necessarily indicative of the results to be expected for any future period or for the entire year.

2.  Borrowings

The Company has bank credit facilities which provide for aggregate borrowings of up to $11.5 million. As of December 31, 1997, $7.6 million was outstanding under these facilities. Advances under these facilities bear interest at the bank's prime rate (8.5% at December 31, 1997) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The credit facilities expire February 28, 1998 and are subject to renewal thereafter. The amount available for borrowing at any one time under the facilities is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $3.9 million was available to the Company as of December 31, 1997.

Under the terms of the agreements, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of December 31, 1997, the Company was in compliance with the bank covenants.

3.   Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Company adopted the new standard for the quarter ended December 31, 1997, as required by the statement. The implementation of this standard had no effect on the consolidated financial statements for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Revenues.   Revenues for the first quarter ended December 31, 1997 were
$23.1 million, an increase of 18.0% over revenues of $19.6 million for the first quarter of fiscal 1997. Core business revenue for the quarter increased 25.2% from the first quarter of fiscal 1997, due primarily to increased Cleo Electronic Networking (EN) sales, which are impacted by large corporate orders. Interface Systems International Ltd. distribution revenue increased 16.0% over the same quarter of fiscal 1997 and comprised 75.7% and 77.0% of net revenues for the quarters ended December 31, 1997 and 1996, respectively.

Cost of Revenues.   Cost of revenues were $18.6 million and $17.0 million, or
80.5% and 86.6% of net revenues for the quarters ended December 31, 1997 and 1996, respectively. The decrease in cost of revenues as a percentage of net revenues for the first quarter resulted from higher sales of core business software products, primarily Cleo EN, which have higher gross profit margins. Cost of revenues includes amortization of capitalized software development costs of $355,000 and $541,000 from the quarters ended December 31, 1997 and 1996, respectively.

Product Development Costs.   Product development costs were $904,000 and
$502,000, or 3.9% and 2.6% of net revenues for the quarters ended December 31, 1997 and 1996, respectively. The absolute dollar increase for the quarter primarily reflects a decrease of $667,000 in the amount of expense deferred through capitalization of internally developed software for the quarter ended December 31, 1997 as compared with the same quarter of fiscal 1997.

Selling, General and Administrative Expenses.    Selling, general and
administrative expenses were $3.5 million and $3.0 million, or 14.9% and 15.3% of net revenues for the quarters ended December 31, 1997 and 1996, respectively. The absolute dollar increase for the first quarter was primarily due to the addition of sales, marketing and administrative personnel, particularly at key management positions, commissions associated with the increase in revenues and professional fees associated with the restructuring of the Company's operations in the United Kingdom.

Interest Expense.   For the first quarter ended December 31, 1997, interest
expense increased to $221,000 from $157,000 for the same quarter last year. The increases were due to increased borrowing, primarily at ISIL for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's primary sources of liquidity included cash and cash equivalents of $1.3 million and short-term credit facilities with a bank providing for $11.5 million of borrowings, of which approximately $3.9 million was available.

For the quarter ended December 31, 1997, net cash of $1.6 million was provided by operating activities compared to net cash of $1.2 million used in operating activities for the same quarter of fiscal 1997. Cash was provided by operating activities for the first quarter of fiscal 1998 primarily due to increased accounts payable and to non-cash charges partially off set by increased accounts receivable and inventory. Net cash used in financing activities was $1.1 million for the first quarter of fiscal 1998 due primarily to a reduction in notes payable.

The Company has bank credit facilities which provide for aggregate borrowings of up to $11.5 million. As of December 31, 1997, $7.6 million was outstanding under these facilities. The borrowings are used primarily by ISIL in the operation of its distribution business. Advances under these facilities bear interest at the bank's prime rate plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The credit facilities expire February 28, 1998 and are subject to renewal thereafter. The Company currently is conducting discussions with the bank to renew the credit facilities.

Under the terms of the agreements, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. The Company was in compliance with the bank covenants at December 31, 1997. In addition, the agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank.

The Company believes that its existing cash balances, available credit facilities and future operating cash flows will be sufficient for near term operating needs. The Company believes it will renew the bank credit facilities prior to expiration of the facilities. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Results of Operations - Uncertainties Relating to Forward-Looking Statements."

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

     "Management's Discussion and Analysis of Results of Operations" contains "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to: general economic conditions particularly related to demand for the Company's products and services, changes in Company strategy, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, component price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, inability to attract or retain sales and/or engineering talent, changes in customer requirements and evolving industry standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INTERFACE SYSTEMS, INC.


Date:  February 13, 1998        /S/ John R. Ternes
                                ------------------------------------------------
                                John R. Ternes
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer
                                and a duly authorized officer of the Registrant)

                              INDEX TO EXHIBITS


EXHIBIT NO.                                     DESCRIPTION
------- ---                                     -----------
    27                                          Financial Data Schedule