Form 10-Q
period 1998-03-31
INTERFACE SYSTEMS INC
filed 1998-05-20
CIK 714981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-10902


                             INTERFACE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

       MICHIGAN                                             38-1857379
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            identification No.)

                 5855 INTERFACE DRIVE, ANN ARBOR, MICHIGAN 48103
                    (Address of principal executive offices)

                                 (734) 769-5900
              (Registrant's telephone number, including area code)

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

        Common Stock, no par value, 4,424,950 shares as of May 12, 1998.

                             INTERFACE SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets at March 31, 1998
                     and September 30, 1997                                                        3

                  Consolidated Statements of Operations for the Quarter
                     and Six Month Periods Ended March 31, 1998 and 1997                           4

                  Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 1998 and 1997                                       5

                  Notes to Consolidated Financial Statements                                       6

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                          7

         Item 3.  Quantitative and Qualitative
         Disclosures about Market Risk                                                            10

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                              10

         Item 6. Exhibits and Reports on Form 8-K                                                 11


SIGNATURES                                                                                        11

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,            September 30,
                                                                           1998                   1997
                                                                       -------------        ---------------
                                                                        (unaudited)
                                              ASSETS
Current assets:
   Cash and cash equivalents                                          $   1,048,583          $     830,086
   Accounts receivable, net                                               2,708,868              3,010,737
   Refundable income taxes                                                1,507,634              1,182,182
   Inventories                                                            3,169,797              3,841,747
   Prepaid expenses and other                                               300,224                741,053
   Deferred income taxes                                                    309,000                475,000
   Net current assets of discontinued operations                         11,165,524             11,825,867
                                                                      -------------          -------------
          Total current assets                                           20,209,630             21,906,672

Property and equipment, net                                               3,701,648              3,949,616
Property and equipment of discontinued operations                           327,667                653,080
Goodwill, net                                                             1,067,760              1,160,634
Software development costs, net                                             166,216                874,652
Other assets                                                                244,187                285,853
                                                                      -------------          -------------
                                                                      $  25,717,108          $  28,830,507
                                                                      =============          =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                      $   7,609,420          $   8,640,611
   Accounts payable                                                       1,428,420              1,738,596
   Accrued expenses                                                         563,482                630,287
   Deferred revenue                                                         541,840                638,709
   Current portion of long-term debt                                         50,200                 50,004
   Current liabilities of discontinued operations                         7,473,513              6,603,668
                                                                      -------------          -------------
          Total current liabilities                                      17,666,875             18,301,875
Long-term debt                                                              145,633                170,829
Deferred income taxes                                                       565,000                615,000
                                                                      -------------          -------------
          Total liabilities                                              18,377,508             19,087,704
                                                                      -------------          -------------
Stockholders' equity:
   Common stock, no par value,
     12,500,000 shares authorized; 4,424,950
     shares issued and outstanding  for both periods                        442,495                442,495
   Additional paid-in-capital                                            10,547,447             10,547,447
   Cumulative translation adjustment                                       (318,340)              (281,441)
   Retained deficit                                                      (3,332,002)              (965,698)
                                                                      --------------         --------------
          Total stockholders' equity                                      7,339,600              9,742,803
                                                                      -------------          -------------
                                                                      $  25,717,108       $     28,830,507
                                                                      =============       ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Quarter ended                    Six months ended
                                                                 March 31,                          March 31,
                                                           1998          1997               1998              1997
                                                           ----          ----               ----              ----
                                                              (unaudited)                          (unaudited)
Net revenues                                            $5,066,318    $  4,861,140    $  10,690,528      $  9,030,253
Cost of revenues                                         2,336,183       4,500,873        4,728,124         7,212,403
                                                     -------------    ------------    -------------      ------------
       Gross profit                                      2,730,135         360,267        5,962,404         1,817,850
Expenses:
   Product development                                     944,285         625,780        1,848,213         1,127,530
   Selling, general and administrative                   1,890,463       2,107,239        4,067,765         4,089,508
                                                     -------------    ------------    -------------      ------------
       Operating income (loss) from
         continuing operations                            (104,613)     (2,372,752)          46,426        (3,399,188)
Interest expense                                           (15,643)        (54,364)         (21,372)         (116,806)
Other income                                                19,543           1,091           25,885           115,432
                                                     -------------    ------------    -------------      ------------
       Income (loss) from continuing
          operations before income taxes                  (100,713)     (2,426,025)          50,939        (3,400,562)
Income tax benefit                                        (122,000)       (609,943)        (122,000)         (803,530)
                                                     --------------   -------------   -------------      ------------
Income (loss) from continuing operations                    21,287      (1,816,082)         172,939        (2,597,032)
Income (loss) from discontinued operations                (533,963)        316,353         (748,243)          372,250
Loss on disposal of discontinued operations             (1,791,000)             --       (1,791,000)               --
                                                     --------------   ------------    -------------      ------------
Net loss                                             $  (2,303,676)   $ (1,499,729)     $(2,366,304)     $ (2,224,782)
                                                     ==============   ============    =============      ============

Basic and diluted income (loss) per share:
  Income (loss) from continuing operations           $        0.01    $      (0.41)   $        0.04      $      (0.58)
  Income (loss) from discontinued operations                 (0.53)           0.07            (0.57)             0.08
                                                     -------------    ------------    -------------      ------------
Net loss per share                                   $       (0.52)   $      (0.34)   $       (0.53)     $      (0.50)
                                                     =============    ============    =============      ============

Weighted average shares outstanding                      4,424,950       4,408,384        4,424,950         4,472,132
                                                     =============    ============    =============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       4

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended March 31,
                                                                           1998                    1997
                                                                           ----                    ----
                                                                                   (unaudited)
Cash flows from operating activities:
    Net loss                                                           $ (2,366,304)           $(2,224,782)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                       1,132,489              1,650,801
      Loss on sale of discontinued operations                            (1,791,000)                 --
      Deferred income taxes                                                 116,000                  --
      Gain on sale of securities                                              --                   (74,777)
      Loss on sale of fixed assets                                            --                     2,056
      Write-off of software development costs                                 --                   357,358
      Change in operating assets and liabilities:
       Accounts receivable                                                  301,869               (967,008)
       Refundable income taxes                                             (325,452)              (424,189)
       Inventories                                                          671,950              1,355,741
       Prepaid expenses and other                                           440,829                117,017
       Other assets                                                          41,666               (248,393)
       Accounts payable                                                    (310,176)             1,629,343
       Accrued expense                                                      (66,805)              (238,990)
       Deferred revenue                                                     (96,869)               (67,033)
    Discontinued operations - depreciation
       and working capital changes                                        3,646,601             (3,392,674)
                                                                       ------------            -----------
     Net cash used in operating activities                                1,394,798             (2,525,530)
                                                                       ------------            -----------

Cash flows from investing activities:
    Additions to property and equipment                                     (83,211)              (365,822)
    Additions to software development costs                                    --                 (953,675)
    Reduction of notes receivable                                              --                   52,811
    Proceeds from sale of securities                                           --                  177,612
                                                                       ------------            -----------
     Net cash used in investing activities                                  (83,211)            (1,089,074)
                                                                       ------------            -----------

Cash flows from financing activities:
    Change in notes payable                                              (1,031,191)             2,655,393
    Reduction of long-term debt                                             (25,000)               (41,361)
                                                                       ------------            -----------
     Net cash provided by financing activities                           (1,056,191)             2,614,032
                                                                       ------------            -----------

Effect of exchange rate changes on cash                                     (36,899)                16,835
                                                                       ------------            -----------

Net increase (decrease) in cash and cash equivalents                        218,497               (983,737)
Cash and cash equivalents, beginning of period                              830,086              1,694,725
                                                                       ------------             ----------
Cash and cash equivalents, end of period                               $  1,048,583             $  710,988
                                                                       ============             ==========

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

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for any future period or for the entire year.

Certain prior year amounts have been reclassified to conform to the 1998 financial statement presentation. As more thoroughly discussed in Note 2, Interface Systems International, Ltd. ("ISIL") is presented as a discontinued operation for all periods presented.

2. SALE OF INTERFACE SYSTEMS INTERNATIONAL LTD. DISTRIBUTION BUSINESS; DISCONTINUED OPERATIONS

In May 1998, the Company consummated a sale of substantially all assets and certain liabilities of the distribution business of ISIL to Fayrewood plc, a U.K. company quoted on the Alternative Investment Market of the London Stock Exchange. The sale did not include the assumption by Fayrewood of all of ISIL's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of ISIL's former operations. Such claims could have a material adverse effect on the Company's financial condition and results of operations.

The consideration of $3.6 million is approximately equal to 83% of the net assets sold and is subject to audit. The net assets sold, estimated at $4.3 million, consist of accounts receivable (exclusive of certain aged receivables), inventory and fixed assets, net of accounts payable. The consideration is payable in cash with an initial payment of $2.9 million and the balance of the consideration due in approximately 60 days upon completion of an audit of the net assets sold. The Company recorded a charge of approximately $1.8 million in the quarter ended March 31, 1998 for the loss on sale and related expenses.

Accordingly, the operating results of ISIL have been segregated from continuing operations and reported as a separate line item on the Company's consolidated statement of operations. In addition, the assets and liabilities of ISIL, excluding its note payable, have been reclassified on the Company's consolidated balance sheets and reported as assets and liabilities of the discontinued operation. The Company has restated its prior financial statements to present the operating results of ISIL as a discontinued operation.

3.  BORROWINGS

The Company has bank credit facilities which provide for aggregate borrowings of up to $11.5 million. As of March 31, 1998, $7.6 million was outstanding under these facilities. Advances under these facilities bear interest at the bank's prime rate (8.5% at March 31, 1998) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The credit facility covering $3.5 million of the aggregate borrowings expires February 28, 1999 and the facility covering the balance of the borrowings is subject to review on August 28, 1998. The amount available for borrowing at any one time under the facilities is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $1.4 million was available to the Company as of March 31, 1998.

Under the terms of the agreements, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. The Company was in violation of the minimum net worth covenant of the credit facilities at March 31, 1998. The Bank waived the default through an amendment to the facilities. In addition, the agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank.

4.   EARNINGS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALE OF INTERFACE SYSTEMS INTERNATIONAL LTD. DISTRIBUTION BUSINESS; DISCONTINUED OPERATIONS

In May 1998, the Company consummated a sale of substantially all assets and certain liabilities of the distribution business of ISIL to Fayrewood plc, a U.K. company quoted on the Alternative Investment Market of the London Stock Exchange. The sale did not include the assumption by Fayrewood of all of ISIL's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of ISIL's former operations. Such claims could have a material adverse effect on the Company's financial condition and results of operations.

The consideration of $3.6 million is approximately equal to 83% of the net assets sold and is subject to audit. The net assets sold, estimated at $4.3 million, consist of accounts receivable (exclusive of certain aged receivables), inventory and fixed assets, net of accounts payable. The consideration is payable in cash with an initial payment of $2.9 million and the balance of the consideration due in approximately 60 days upon completion of an audit of the net assets sold. The Company recorded a charge of approximately $1.8 million in the quarter ended March 31, 1998 for the loss on sale and related expenses.

Accordingly, the operating results of ISIL have been segregated from continuing operations and reported as a separate line item on the Company's consolidated statement of operations. In addition, the assets and liabilities of ISIL, excluding its note payable, have been reclassified on the Company's consolidated balance sheets and reported as assets and liabilities of the discontinued operation. The Company has restated its prior financial statements to present the operating results of ISIL as a discontinued operation.

RESULTS OF OPERATIONS

Net Revenues. Revenues for the second quarter ended March 31, 1998 were $5.1 million, an increase of 4.2% over revenues of $4.9 million for the second quarter of fiscal 1997. The increase was due primarily to increased sales of Oasis Document Server software and related consulting and integration services. Revenues for the first six months of fiscal 1998 were $10.7 million, an increase of 18.4% over revenues of $9.0 million for the same period of fiscal 1997. The increase for the six month period was primarily due to increased sales of Enterprise Network products as well as increased sales of Oasis products offset by decreased sales of printer products.

Cost of Revenues. Cost of revenues were $2.3 million and $4.5 million, or 46.1% and 92.6% of net revenues for the quarters ended March 31, 1998 and 1997, respectively; and $4.7 million and $7.2 million, or 44.2% and 79.9% of net revenues for the six months ended March 31, 1998 and 1997, respectively. Cost of revenues decreased as a percentage of net revenues due primarily to write-offs in the second quarter of fiscal 1997 of $1.8 million related to printer business inventory and capitalized software development costs. Additionally, the decrease resulted from higher sales of core business software products, which have higher gross profit margins. Cost of revenues included amortization of capitalized software development costs of $353,000 and $470,000 for the quarters ended March 31, 1998 and 1997, respectively, and $708,000 and $1,011,000 for the six months ended March 31, 1998 and 1997, respectively. In the future, amortization of capitalized software development costs is expected to be less than $50,000 per quarter.

Product Development Costs. Product development costs were $944,000 and $626,000, or 18.6% and 12.9% of net revenues for the quarters ended March 31, 1998 and 1997, respectively; and $1,848,000 and $1,128,000, or 17.3% and 12.5% of net
revenues for the six months ended March 31, 1998 and 1997, respectively. The absolute dollar increase for both periods primarily reflects a decrease of $420,000 and $1,087,000 in the amount of expense deferred through capitalization of internally developed software for the quarter and six months ended March 31, 1998, respectively, as compared with the same periods of fiscal 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million and $2.1 million, or 37.3% and 43.3% of net revenues for the quarters ended March 31, 1998 and 1997, respectively; and were $4.1 million and $4.1 million, or 38.1% and 45.3% of net revenues for the six months ended March 31, 1998 and 1997, respectively. The absolute dollar decrease for the second quarter was primarily due to a reduction in the Company's core business sales force in the United Kingdom offset by an increase in marketing expenses to promote sales of Oasis Document Server software and related consulting and integration services.

Income Taxes. The income tax benefit for the quarter and six months ended March 31, 1998 results from the utilization of net operating losses and other tax attributes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's primary sources of liquidity included cash and cash equivalents of $1.0 million and short-term credit facilities with a bank providing for $11.5 million of borrowings, of which approximately $1.4 million was available.

For the six months ended March 31, 1998, net cash of $1.4 million was provided by operating activities compared to net cash of $ 2.2 million used in operating activities for the same period of fiscal 1997. Cash was provided by operating activities for the first six months of fiscal 1998 primarily due to increased accounts payable, decreased inventory and non-cash charges partially off-set by increased accounts receivable and net loss for the period. Net cash used in financing activities was $1.1 million for the first six months of fiscal 1998 due primarily to a reduction in notes payable.

The Company has bank credit facilities which provide for aggregate borrowings of up to $11.5 million. As of March 31, 1998, $7.6 million was outstanding under these facilities. The borrowings are used primarily by ISIL in the operation of its distribution business. Advances under these facilities bear interest at the bank's prime rate plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The credit facility covering $3.5 million of the borrowings expires February 28, 1999 and the facility covering the balance of the borrowings is subject to review on August 28, 1998.

Under the terms of the agreements, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. The Company was in violation of the minimum net worth covenant of the credit facilities at March 31, 1998. The Bank waived the default through an amendment to the facilities. In addition, the agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank.

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

INTERFACE SYSTEMS YEAR 2000 DISCLOSURE

Interface Systems, Inc. initiated a Year 2000 Project in 1997.

The Company has determined that its products are Year 2000 compliant. The Company is currently implementing plans to upgrade or replace business computers, network servers and work stations and other components of its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have complete information concerning the Year 2000 compliance of its suppliers or customers, and is in the process of gathering additional information concerning whether its vendors are Year 2000 compliant and their timetables for addressing any deficiencies. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis of Results of Operations" contains "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to: general economic conditions particularly related to demand for the Company's products and services, changes in Company strategy, product life cycles, competitive factors (including the introduction or enhancement of competitive products), pricing pressures, the results of the audit of the ISIL net assets sold, component price increases, delays in introduction of planned hardware and software products, software defects and latent technological deficiencies in new products, changes in operating expenses, inability to attract or retain sales and/or engineering talent, changes in customer requirements and evolving industry standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on February 20, 1998 in Ann Arbor, Michigan, and was adjourned to March 20,1 998 in order to provide stockholders with additional opportunity to vote their shares of stock with respect to the matters voted upon at the Annual Meeting. There were four matters voted on, which were: (I) the election of directors; (ii) the approval of a change in the Company's state of incorporation from Delaware to Michigan; (iii) the approval of the adoption of the Employee Stock Purchase Plan; and (iv) the approval of an amendment to the 1993 Stock Plan for Non-Employee Directors to provide the board with discretionary authority to grant options. All director nominees were elected and the other proposals were approved. The following table sets forth the results of the voting on the matters voted on.

 (1)  Election of Directors                 Votes For                  Votes Against
      ---------------------                 ---------                  -------------
     Garnel F. Graber                       3,794,811                  173,373
     Robert A. Nero                         3,824,910                  143,274
     Bruce E. Rhoades                       3,822,785                  145,399
     David C. Seigle                        3,710,944                  257,240
     Robert A. Seigle                       3,711,340                  256,844
     Lloyd A. Semple                        3,818,518                  149,666

(2) Approval of change in the company's state of incorporation to Michigan.

     For                   Against          Abstain           Non-Vote
     ---                   -------          -------           --------
     2,273,877             44,426           22,439            1,627,442

(3)   Approval of Employee Stock Purchase Plan

     For                   Against          Abstain           Non-Vote
     ---                   -------          -------           --------
     2,197,314             101,041          57,226            1,612,603

(4)   Approval of Amendment to 1993 Stock Plan for Non-Employee Directors

     For                   Against          Abstain           Non-Vote
     ---                   -------          -------           --------
     3,144,483             699,225          66,941            57,535

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     3(i) Articles of Incorporation, as amended

     3(ii)  Bylaws

     10.1  Third Amendment to Credit Authorization Agreement

     10.2 Non-Qualified Stock Option Agreement dated as of January 15, 1995 between Interface Systems, Inc., and David O. Schupp.

     10.3  Interface Systems, Inc. 1993 Stock Plan for Non-Employee Directors

     10.4  Interface Systems, Inc. Employee Stock Purchase Plan

       27    Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     INTERFACE SYSTEMS, INC.

Date:   May 20, 1998                                 /S/ John R. Ternes
                                                     ------------------
                                                     John R. Ternes
                                                     Vice President and Chief
                                                     Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer
                                                     and a duly authorized
                                                     officer of the Registrant)