Form 10-Q
period 1998-06-30
INTERFACE SYSTEMS INC
filed 1998-08-14
CIK 714981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         Common Stock, no par value, 4,452,349 shares as of August 12, 1998.

                             INTERFACE SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                      Page No.
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

           Consolidated Balance Sheets at June 30, 1998
              and September 30, 1997                                     3

           Consolidated Statements of Operations for the Quarter
              and Nine Month Periods Ended June 30, 1998 and 1997        4

           Consolidated Statements of Cash Flows for the
              Nine Months Ended June 30, 1998 and 1997                   5

           Notes to Consolidated Financial Statements                    6

     Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations                    7


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                              11

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,            September 30,
                                                                           1998                  1997
                                                                      -------------          -------------
                                                                       (unaudited)
                                              ASSETS
Current assets:
   Cash and cash equivalents                                          $     124,206          $     830,086
   Accounts receivable, net                                               3,000,337              3,010,737
   Refundable income taxes                                                1,507,634              1,182,182
   Inventories                                                            2,808,265              3,841,747
   Prepaid expenses and other                                               180,492                741,053
   Deferred income taxes                                                    306,721                475,000
   Net current assets of discontinued operations                          1,222,851             11,825,867
                                                                      -------------          -------------
          Total current assets                                            9,150,506             21,906,672
Property and equipment, net                                               3,584,126              3,949,616
Property and equipment of discontinued operations                                --                653,080
Goodwill, net                                                             1,021,323              1,160,634
Software development costs, net                                             119,737                874,652
Other assets                                                                215,045                285,853
                                                                      -------------          -------------
                                                                      $  14,090,737          $  28,830,507
                                                                      =============          =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                      $   2,620,500          $   8,640,611
   Accounts payable                                                         567,392              1,738,596
   Accrued expenses                                                         733,098                630,287
   Deferred revenue                                                         517,233                638,709
   Current portion of long-term debt                                         50,200                 50,004
   Current liabilities of discontinued operations                         1,470,667              6,603,668
                                                                      -------------          -------------
          Total current liabilities                                       5,959,090             18,301,875
Long-term debt                                                              133,133                170,829
Deferred income taxes                                                       565,000                615,000
                                                                      -------------          -------------
          Total liabilities                                               6,657,223             19,087,704
                                                                      -------------          -------------
Stockholders' equity:
   Common stock, no par value,
     12,500,000 shares authorized; 4,424,950
     shares issued and outstanding  for both periods                        445,235                442,495
   Additional paid-in-capital                                            10,614,575             10,547,447
   Cumulative translation adjustment                                       (227,436)              (281,441)
   Retained deficit                                                      (3,398,860)              (965,698)
                                                                      --------------         --------------
          Total stockholders' equity                                      7,433,514              9,742,803
                                                                      -------------          -------------
                                                                      $  14,090,737          $  28,830,507
                                                                      =============          =============


        The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Quarter ended                   Nine months ended
                                                                  June 30,                         June 30,
                                                           1998           1997             1998              1997
                                                        ----------     -----------      -----------      ------------
                                                              (unaudited)                          (unaudited)
Net revenues                                            $4,826,340     $ 5,049,933      $15,515,872      $ 14,270,462
Cost of revenues                                         2,020,051       4,789,844        6,748,172        12,079,922
                                                        ----------     -----------      -----------      ------------
       Gross profit                                      2,806,289         260,089        8,767,700         2,190,540
Expenses:
   Product development                                     952,704         967,809        2,800,916         2,105,465
   Selling, general and administrative                   1,927,006       2,270,997        5,994,773         6,208,945
                                                        ----------     -----------      -----------      ------------
       Operating income (loss) from
         continuing operations                             (73,421)     (2,978,717)         (27,989)       (6,123,870)
Interest expense                                            (7,397)        (32,901)         (28,769)         (117,632)
Other income                                                13,960           3,860           40,839           119,257
                                                        ----------     -----------      -----------      ------------
       Income (loss) from continuing
          operations before income taxes                   (66,858)     (3,007,758)         (15,919)       (6,122,245)
Income tax benefit                                               -        (865,150)        (122,000)       (1,668,680)
                                                        ----------     -----------      -----------      ------------
Income (loss) from continuing operations                   (66,858)     (2,142,608)         106,081        (4,453,565)

Income (loss) from discontinued operations                      --      (4,762,117)        (748,243)       (4,675,952)

Loss on disposal of discontinued operations                     --              --       (1,791,000)               --
                                                        ----------     -----------      ------------     ------------
Net loss                                                $  (66,858)    $(6,904,725)     $(2,433,162)     $ (9,129,517)
                                                        ==========     ===========      ===========      ============

Basic and diluted income (loss) per share:

  Income (loss) from continuing operations              $    (0.02)    $     (0.49)     $      0.02      $      (1.00)

  Income (loss) from discontinued operations                    --           (1.08)           (0.57)            (1.04)
                                                        ----------     -----------      -----------      ------------
Net loss per share                                      $    (0.02)    $     (1.57)     $     (0.55)     $      (2.04)
                                                        ==========     ===========      ===========      ============

Weighted average shares outstanding                      4,434,083       4,408,384        4,427,944         4,472,132
                                                        ==========     ===========      ===========      ============




        The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended June 30,
                                                                           1998                    1997
                                                                       ------------            -----------
                                                                                   (unaudited)
Cash flows from operating activities:
    Net loss                                                           $ (2,433,162)           $(9,129,517)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                       1,385,001              1,875,945
      Loss on sale of discontinued operations                             1,014,288                     --
      Deferred income taxes                                                 118,279             (1,179,000)
      Gain on sale of securities                                                 --                (74,777)
      Loss on sale of fixed assets                                               --                  2,056
      Write-off of software development costs                                    --              1,616,358
      Change in operating assets and liabilities:
       Accounts receivable                                                   10,400             (1,576,634)
       Refundable income taxes                                             (325,452)              (276,459)
       Inventories                                                        1,033,482              2,150,821
       Prepaid expenses and other                                           560,561                809,815
       Other assets                                                          70,808                 63,739
       Accounts payable                                                  (1,171,204)              (762,035)
       Accrued expense                                                      102,811                764,522
       Deferred revenue                                                    (121,476)              (114,639)
    Discontinued operations - depreciation
       and working capital changes                                        2,188,307              2,483,348
                                                                       ------------            -----------
     Net cash used in operating activities                                2,432,643             (3,346,457)
                                                                       ------------            -----------

Cash flows from investing activities:
    Proceeds from sale of discontinued operations                         2,920,500                     --
    Additions to property and equipment                                    (125,285)              (389,182)
    Additions to software development costs                                      --               (953,675)
    Proceeds from sale of securities                                             --                177,612
                                                                       ------------            -----------
     Net cash used in investing activities                                2,795,215             (1,165,245)
                                                                       ------------            -----------

Cash flows from financing activities:
    Change in notes payable                                              (6,020,111)             3,432,201
    Proceeds from issuance of stock                                          69,868                     --
    Reduction of long-term debt                                             (37,500)               (53,861)
                                                                       ------------            -----------
     Net cash provided by financing activities                           (5,987,743)             3,378,340
                                                                       ------------            -----------

Effect of exchange rate changes on cash                                      54,005                 80,249
                                                                       ------------            -----------

Net increase (decrease) in cash and cash equivalents                       (705,880)            (1,053,113)
Cash and cash equivalents, beginning of period                              830,086              1,694,725
                                                                       ------------            -----------
Cash and cash equivalents, end of period                               $    124,206            $   641,612
                                                                       ============            ===========


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

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended June 30, 1998 are not necessarily indicative of the results to be expected for any future period or for the entire year.

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

3.  BORROWINGS

The Company has a bank credit facility that provides for aggregate borrowings of up to $3.5 million and expires February 28, 1999. As of June 30, 1998, $2.6 million was outstanding under this facility. Advances under the facility bear interest at the bank's prime rate (8.5% at June 30, 1998) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any one time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $800,000 was available to the Company as of June 30, 1998.

Under the terms of the facility, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of June 30, 1998, the Company was in compliance with the bank covenants.

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

RESULTS OF OPERATIONS

Net Revenues. Revenues for the third quarter ended June 30, 1998 were $4.8 million, a decrease of 4.4% over revenues of $5.0 million for the third quarter of fiscal 1997. The decrease was due primarily to decreased sales of the Company's Enterprise Networking products, which are impacted by large corporate orders. Revenues for the nine months ended June 30, 1998 were $15.5 million, an increase of 8.7% over revenues of $14.3 million for the same period of fiscal 1997. The increase for the nine month period was primarily due to increased sales of Enterprise Networking products and to a lesser extent, increased sales of Oasis products offset by decreased sales of printer products.

Cost of Revenues. Cost of revenues were $2.0 million and $4.8 million, or 41.9% and 94.8% of net revenues for the quarters ended June 30, 1998 and 1997, respectively; and $6.7 million and $12.1 million, or 43.5% and 84.6% of net revenues for the nine months ended June 30, 1998 and 1997, respectively. Cost of revenues decreased as a percentage of net revenues, primarily due to a decrease in non-recurring charges for inventory and capitalized software development costs. Cost of revenues includes amortization and write-off of capitalized software development costs of $46,000 and $1.7 million for the quarters ended June 30, 1998 and 1997, respectively; and $754,000 and $3.1 million for the nine months ended June 30, 1998 and 1997, respectively. Cost of revenues also includes non-recurring charges of $600,000 and $2.0 million for inventory write-offs during the quarter and nine months ended June 30, 1997, respectively. There were no inventory write-offs during the nine months ended June 30, 1998. Additionally, the decrease in cost of revenues as a percentage of net revenues resulted from increased sales of higher margin software products as a percentage of net revenue.

Product Development Costs. Product development costs were $953,000 and $968,000, or 19.7% and 19.2% of net revenues for the quarters ended June 30, 1998 and 1997, respectively; and $2.8 million and $2.1 million, or 18.1% and 14.8% of net revenues for the nine months ended June 30, 1998 and 1997, respectively. The absolute dollar increase for both periods primarily reflects a decrease in the amount of expense deferred through capitalization of internally developed software. Product development costs were reduced by the capitalization of $10,000 and $1.1 million of software development costs during the quarter and nine months ended June 30, 1997, respectively. No such costs were capitalized during the nine months ended June 30, 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million and $2.3 million, or 39.9% and 45.0% of net revenues for the quarters ended June 30, 1998 and 1997, respectively; and $6.0 million and $6.2 million, or 38.6% and 43.5% of net revenues for the nine months ended June 30, 1998 and 1997, respectively. The absolute dollar decrease for both periods was primarily due to a reduction in the Company's core business sales force in the United Kingdom offset by an increase in marketing expenses to promote sales of Oasis Document Server software and related consulting and integration services.

Income Taxes. The income tax benefit for the nine months ended June 30, 1998 results from the utilization of net operating losses and other tax attributes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's primary sources of liquidity included cash and cash equivalents of $124,000 and a short-term credit facility with a bank providing for $3.5 million of borrowings, of which approximately $800,000 was available.

For the nine months ended June 30, 1998, net cash of $2.4 million was provided by operating activities compared to net cash of $3.3 million used in operating activities for the same period of fiscal 1997. Cash was provided by operating activities for the first nine months of fiscal 1998 primarily due to the sale of the ISIL distribution business and decreased inventory partially offset by decreased accounts payable and net loss for the period. Net cash of $6.0 million was used in financing activities for the first nine months of fiscal 1998, due primarily to a reduction in notes payable.

The Company has a bank credit facility that provides for aggregate borrowings of up to $3.5 million and expires February 28, 1999. As of June 30, 1998, $2.6 million was outstanding under this facility. Advances under the facility bear interest at the bank's prime rate (8.5% at June 30, 1998) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any one time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $800,000 was available to the Company as of June 30, 1998.

Under the terms of the facility, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the agreements prohibit the payment of cash dividends and contain certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of June 30, 1998, the Company was in compliance with the bank covenants.

The Company believes that its existing cash balances, available credit facility and future operating cash flows will be sufficient for near term operating needs. The Company believes it will renew the bank credit facility prior to the expiration of the facility. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Results of Operations - Uncertainties Relating to Forward-Looking Statements."

INTERFACE SYSTEMS YEAR 2000 DISCLOSURE

Interface Systems, Inc. initiated a Year 2000 Project in 1997.

The Company has determined that its products are Year 2000 compliant. The Company is currently implementing plans to upgrade or replace business computers, network servers and workstations and other components of its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have complete information concerning the Year 2000 compliance of its suppliers or customers, and is in the process of gathering additional information concerning whether its vendors are Year 2000 compliant and their timetables for addressing any deficiencies. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis of Results of Operations" contains "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to: general economic conditions particularly related to demand for the Company's products and services; changes in Company strategy, product life cycles; competitive factors (including the introduction or enhancement of competitive products); pricing pressures; the results of the audit of the ISIL net assets sold; component price increases; delays in introduction of planned hardware and software products; software defects and latent technological deficiencies in new products; changes in operating expenses; inability to attract or retain sales and/or engineering talent; changes in customer requirements and evolving industry standards.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits included herewith are set forth on the Index to Exhibits.
(b) Reports on Form 8-K dated May 19, 1998 and June 3, 1998 were filed on May 20, 1998 and June 3, 1998, respectively.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTERFACE SYSTEMS, INC.

Date:   August 14, 1998            /S/ John R. Ternes
                                   ------------------
                                   John R. Ternes
                                   Vice President and Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
    27                          Financial Data Schedule