Form 10-K
period 1998-09-30
INTERFACE SYSTEMS INC
filed 1998-12-29
CIK 714981

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from         to
                                                            ---------  ---------

                         Commission File Number 0-10902

                             INTERFACE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                             38-1857379
  (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

 5855 INTERFACE DRIVE, ANN ARBOR, MICHIGAN                        48103
 (Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (734) 769-5900

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES: [X]  NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates as of December 1, 1998, computed by reference to the closing price per share for such stock on the Nasdaq Stock Market National Market on such date, was approximately $16,551,000 (assuming, but not admitting for any purpose, that all executive officers and directors of the registrant may be deemed affiliates).

The number of shares outstanding of the registrant's common stock as of December 1, 1998 was 4,469,626.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Document                                   Part of Form 10-K Report
Portions of Proxy Statement for the                into which it is incorporated
1999 Annual Meeting of Stockholders                          Part III
  (the "1999 Proxy Statement")

                                     PART I

ITEM 1.        BUSINESS

      Interface Systems, Inc. ("Interface Systems") was organized under the laws of the State of Delaware in 1969 as a result of the consolidation of Kencorp, Inc. with Interface, Inc. In March 1998, the Company changed its state of incorporation from Delaware to Michigan. Interface Systems and its subsidiaries are referred to herein as the "Company." The Company's executive offices are located at 5855 Interface Drive, Ann Arbor, Michigan 48103 and its telephone number is (734) 769-5900.

      The Company primarily develops and sells software-based tools and solutions to integrate legacy systems with open systems and Internet technology, distribute mainframe documents, and provide host connectivity. The Company specializes in Internet bill presentment and payment, as well as electronic delivery of statements and other legacy content to the Internet, fax, email, and other destinations. The Company's "core business products" include document management software tools and applications, Cleo host connectivity and communications management products and IBM-compatible IPDS printers.

      The Company's document management products include Document Server (formerly marketed and sold under the name Oasis), a software tool developed from the Company's core competency; and e-Statement Direct and e-Bill Manager, software applications built on Document Server technology.

       The Cleo host connectivity and communications management products group, which includes Cleo Enterprise Networking ("Cleo EN") and Cleo Electronic Commerce ("Cleo EC"), designs, manufactures and markets data communications systems. These systems are largely aimed at linking personal computers, servers and local area networks to other personal computers and to large IBM mainframe computers via IBM's 3270, 3770, APPC, 3780, FTP, Telnet and other Internet protocols. Cleo specializes in connecting UNIX and Windows users to IBM mainframe systems. Cleo's 3780 and A+ products are used to initiate, manage and log unattended file transfer sessions in the EDI ("Electronic Data Interchange") and Electronic Commerce marketplaces over dedicated, dial-up or Internet networks.

      The Company's printer products group sells and services IBM-compatible mainframe and midrange printers.

      The Company's wholly-owned subsidiary, I.G.K. Industries, Inc. ("IGK"), manufactures and sells printed circuit boards which are utilized in a variety of applications, including personal computers, computer peripherals, medical instrumentation and robotic modules, as well as printer controllers and communications cards assembled and marketed by the Company.

      The Company's other wholly-owned subsidiary, Interface Systems International, Ltd. ("ISIL") was a wholesale distributor of laser printers, personal computers and supplies from third party manufacturers. On August 1, 1994, ISIL acquired the assets relating to the distribution business of Mekom, plc, a wholly owned subsidiary of Copymore, plc. As of August 1, 1995, the Company terminated its use of the Mekom name and incorporated the functions of the Mekom business into ISIL. Located outside of London, England in Slough, and in Birmingham, England, ISIL was also responsible for selling and marketing the Company's core business products throughout Europe until, effective July 1, 1997, the Company's operations in the United Kingdom were restructured into two separate operating units, distribution and core business products. In May 1998, the Company sold substantially all assets and certain liabilities of its ISIL distribution business to Fayrewood plc, a U.K. company quoted on the Alternative Investment Market of the London Stock Exchange, and is in the process of liquidating ISIL. The Company maintains a core business products sales office in Slough.

      On February 26, 1993, the Company distributed all of the outstanding stock of its wholly-owned subsidiary, Nematron Corporation ("Nematron"), to Interface's shareholders.

      This "Business" section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including but not limited to those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties Relating to Forward- Looking Statements."

CORE BUSINESS PRODUCTS

DOCUMENT MANAGEMENT PRODUCTS

DOCUMENT SERVER (formerly marketed and sold under the name Oasis) is a foundation technology of the Company, which addresses a fundamental market need to integrate legacy/host information with remote networks and the Internet. The product is designed to accept any print stream as input and convert the stream to any other print stream, fax format, or Adobe's Portable Data Format ("PDF"), which can be delivered via the Web or e-mail. Additionally, the output can be routed to COLD ("Computer Output to Laser disk") systems, CD-ROM, Web servers, or workflow systems.

The product runs under Microsoft Windows NT and supports all IBM mainframe and AS 400 AFP ("Advanced Function Presentation") environments, as well as Xerox Metacode environments. In SNA environments it attaches via:
Channel, Token Ring, Ethernet, SDLC, or X-25.

The product supports the following as inputs: AFP, IPDS, SCS, Metacode, Postscript, PCL, and ASCII. The outputs are IPDS, Metacode, Postscript, PCL, ASCII, PDF, TIFF, Fax, and e-mail.

E-STATEMENT DIRECT is an application built on the Company's Document Server technology. It is specifically designed to enable brokerage and other financial firms to electronically deliver exact and searchable copies of client statements to independent or remote offices. It addresses the market need to reduce the costs of printing and mailing massive numbers of documents and to improve the speed of delivery to clients. It takes advantage of the Internet, as well as the client's private network.

In operation, a broker receives client statements in an indexed Web ready format, which eliminates the need for paper-based statements or microfiche. The broker, in turn, has the option of delivering copies of statements to customers via e-mail, fax, or the Web. Brokerages find the major benefits to be reduced cost, improved customer service, and enhanced broker productivity.

E-BILL MANAGER is designed to enable a company to implement an Electronic Bill Presentment & Payment system ("EBPP"). EBPP is a process in which a biller presents bills to individual customers via the Internet and, in turn, receives payment electronically. Major vendors of EBPP systems are Transpoint (a joint venture of Microsoft, First Data, and Citibank), Checkfree, Netscape, Just-In-Time Systems, and NetDelivery.

The product does not compete with EBPP vendors but, rather, is aimed at enabling the EBPP product's use by solving the problem of integrating legacy billing systems with the respective EBPP vendor's systems. Populating EBPP systems with legacy billing data entails a number of steps that include acquiring the legacy data, mapping and translating to the chosen EBPP system, and presentation in HTML. The product eliminates the need to rely on hand coded implementations.

The product also contains capabilities to receive customer registration information from the EBPP system and also receives payment data, which is then applied to the biller's accounts receivable system.

The Company believes that EBPP implementation time can be reduced and the long-term management of the EBPP process enhanced by use of its product instead of a hand coded approach.

CLEO HOST CONNECTIVITY AND COMMUNICATIONS MANAGEMENT PRODUCTS

The Company's Cleo EN products are used to connect personal computers, work-stations and servers to IBM-compatible mainframes. A typical Cleo EN product combines terminal emulation software and a communications board, which are installed in the PC, work-station or server.

      Cleo EN also focuses on providing connections to mainframe-based SNA ("Systems Network Architecture") networks for personal computers running UNIX operating systems. The Cleo 3270 family of UNIX-to-SNA connectivity solutions include 3270 emulation, 3770 RJE emulation, HLLAPI (High-Level Language Application Program Interface), and APPC ("Advanced Program-to-Program communications") capabilities. The Cleo TN3270E display emulator provides mainframe access over TCP/IP ("Internet/Intranet") networks.

      Since 1994, IBM mainframe users have looked beyond traditional SNA to explore alternative enterprise networking solutions. In response, the Company extended its Cleo EN line of Unix-to-mainframe connectivity products to work in TCP/IP, X.25 and Token-Ring networks. The Company is also developing new Cleo technology to support the Company's Document Server products and the client/server approach to distributed computing.

      Cleo EC specializes in communications for EDI and Electronic Commerce, the automated transfer of standard business documents, such as purchase orders, invoices and shipping notices, over computer networks. Cleo EC's 3780Plus is the EDI industry's leading product for emulating and managing 3780/2780 RJE (Remote Job Entry) sessions in BSC (Binary Synchronous Communications) networks. 3780Plus has been installed on over 85,000 computer systems worldwide. Changes continue to occur in the Company's EDI communications business and, accordingly, the Company has continued the development and enhancement of its 3780Plus products to ensure compatibility with virtually every major PC and work-station platform. For example, the Company developed a new Microsoft Windows-compatible version of its popular 3780Plus batch file transfer package and added 3780Plus support for Digital Equipment Corporation's Alpha AXP work-stations. In fiscal 1995, the Company introduced an asynchronous communications product line called A+, which initiates and manages unattended communication sessions involving most of the popular Internet protocols. A new product, Lexicom, has been introduced to enable businesses to initiate and manage such unattended communication sessions over Intranets and the Internet.

PRINTERS

      The Company produces, sells and services IBM-compatible mainframe and midrange system printers ranging in price from $1,000 to $60,000. These products generally feature design and performance advantages over their IBM equivalents. The Company competes in the low and medium performance network segments of the market for IBM printers where users require reliable printers principally for information processing, word processing, graphics and other business or manufacturing applications. The Company does not compete in the low-end personal computer segment of the market.

DISTRIBUTION BUSINESS

      In 1994, the Company's wholly-owned subsidiary ISIL in the U.K. acquired the Mekom distribution business, a division of Copymore, plc. The Mekom business, located in Birmingham, England and ISIL's distribution business in Slough, England operated as the ISIL distribution business. The primary products distributed included Canon printers, Kyocera printers, IBM desktop printers and Toshiba laptop personal computers. In May 1998, the Company sold substantially all assets and certain liabilities of its ISIL distribution business and is in the process of liquidating ISIL.

CIRCUIT BOARD BUSINESS

      The Company, through its wholly owned subsidiary IGK, manufactures printed circuit boards. The circuit boards are single sided, double sided and multi-layered, with up to 10 layers.

MARKETING

      The Company's customers include end-users, original equipment manufacturers, distributors, value-added-resellers and system integrators. The Company sells or leases its products domestically utilizing direct advertising, Company sales personnel, independent manufacturers' representatives and distributors. The Company has sales offices and personnel in Ann Arbor, Michigan; Boston, Massachusetts; Loves Park, Illinois; and Chadds Ford, Pennsylvania.

      Sales of the Company's core business products in Europe are made through the Company's U.K. sales branch, which sells direct as well as to OEM's and other distributors throughout Europe and the Eastern Hemisphere.

      The following table sets forth certain information with respect to the Company's domestic and export sales from continuing operations during the fiscal years ended September 30, 1998, 1997 and 1996 (in thousands):

                                      1998           1997             1996
                                      ----           ----             ----

      Domestic Revenues              $19,884        $17,157         $15,175
      Foreign Revenues                 1,727          1,928           3,096
                                     -------        -------         -------
      Net Revenues                   $21,611        $19,085         $18,271
                                     =======        =======         =======


See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company markets its document management and printer products primarily to Fortune 1000 companies. The Company's Cleo products are sold to companies which have IBM mainframes or which access IBM mainframes from micro or midrange computers. The Company's customers include BankBoston, CVS Corporation, Digital Equipment Corp., Eckerd Drug, Electronic Data Systems Corp., Internal Revenue Service, International Business Machines Corporation, Kroger Company, Lucent Technologies, Boeing Computer Services, Honda of America MFG, Inc., McDonnell Douglas Aerospace Information Services Co., Mercy Center Hospital, Merrill Lynch, Morristown Atlantic Health System, Northwest Airlines, Prudential Securities, Inc., Rite Aid Corporation, Sears Roebuck and Co., and Sterling Commerce, Inc.

      The Company maintains a printer service department that provides direct service for customers in Southeastern Michigan. Elsewhere, the Company provides service through third parties, primarily Vanstar Corporation, which has offices throughout the United States. Service to export customers is performed by the personnel of each foreign distributor. Communication products are serviced by a technical support group located at corporate headquarters.

MANUFACTURING AND SUPPLY

      The Company's manufacturing operations consist primarily of the assembly of parts purchased from other sources, including printer mechanisms, logic boards and power supplies. These parts are assembled into finished products that support the software developed at the Company. IGK manufactures printed circuit boards that are sold to the Company and to other customers. The Company has purchased and designed a variety of assembly and test equipment to reduce the cost and ensure the quality of the assembly process. A computerized system developed for the Company is used to manage purchasing, production, scheduling and inventory.

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

      The Company's business is subject to the computer industry trend toward distributed data processing, client server technology and the extension of legacy systems to intranets. The Company believes these trends offer new opportunities as well as new competition, for the Company's document management, Cleo and printer products.

      Competition in Europe for core business product sales is similar to that in the United States.

PRODUCT DEVELOPMENT

      Since its inception, the Company has maintained a product development program and continues to supplement existing research and development capabilities through active recruiting of technical personnel and development of proprietary technology. The Company's research and development staff was reorganized this year into a single unit reporting to the newly created position of Vice President of Engineering. This department consists of Product Development, Quality Assurance, Documentation, Technical Services and Technical Support. The department is primarily dedicated to the on-going development and enhancement of the Company's software products and services.

      The Company currently has a staff of approximately 31 persons who work closely with marketing and field personnel to determine emerging user needs in data processing, and who continually review and evaluate technological changes affecting the Company's primary market. The current staff of developers represents a workforce with an average of 10 years with the company, of which 14 developers have been with the company more than 8 years. This stability in key technical resources gives the Company the ability to quickly leverage development investments made in older products as it creates new products appropriate for today's markets.

      The Company places emphasis on research and product development and the employment of highly skilled and motivated individuals in these areas. Management believes that a strong product development staff is an important factor contributing to the Company's ability to compete successfully in the markets in which its products are sold. During the fiscal years ended September 30, 1998, 1997 and 1996, the Company expended approximately $3.7 million, $3.7 million and $2.0 million, respectively, for product development. All of such costs were sponsored by the

Company. These figures do not include software development costs which are capitalized under Financial Accounting Standards No. 86, of approximately $1.0 million and $2.3 million for the fiscal years ended September 30, 1997 and 1996, respectively. No such costs were capitalized for fiscal 1998. See Note 1 of Notes to Consolidated Financial Statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

      As of December 1, 1998, the Company employed approximately 150 employees. None of the Company's employees are represented by a collective bargaining agreement, and the Company believes its employee relations to be good.

ENVIRONMENTAL COMPLIANCE

      The Company's products must comply with federal, state and/or local laws and regulations that have been enacted or adopted relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company believes that continuing efforts and expenditures incurred to maintain compliance with such laws will not have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 2.        PROPERTIES

      The Company's principal office and manufacturing facilities occupy approximately 66,000 square feet in two buildings located in Ann Arbor, Michigan. The facilities were designed and built to the Company's specifications and the Company believes that they are adequate for its present and for its future operations. The Company also rents office space in Slough, England; Massachusetts; Pennsylvania; and Illinois. Annual rental expense for fiscal 1998 is expected to be $140,000.

      In connection with the sale of the ISIL distribution business, the Company assumed the operating lease obligation for ISIL's former office building. The building lease has future minimum payments of approximately $177,000 per year and expires in April 2020. The building has been sublet through April 2003 on the same terms and conditions as the master lease. The Company believes that it will continue to be able to sublease the office building throughout the master lease period and that its ultimate exposure will not have a material impact on its consolidated financial statements.

ITEM 3.        LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

    The Company's Common Stock is traded on The Nasdaq Stock Market, Inc. - National Market System under the symbol "INTF." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported on The Nasdaq Stock Market, Inc. - National Market System:

                  FISCAL 1997                      HIGH                   LOW
                  -----------                      ----                   ---

                  First Quarter                    $6.50                $ 3.37
                  Second Quarter                    6.37                  3.62
                  Third Quarter                     5.37                  2.62
                  Fourth Quarter                    4.62                  2.87

                  FISCAL 1998                      HIGH                   LOW
                  -----------                      ----                   ---

                  First Quarter                   $ 3.50                $ 2.06
                  Second Quarter                    3.75                  2.31
                  Third Quarter                     3.38                  2.63
                  Fourth Quarter                    3.19                  1.50


      The last reported sale price for the Company's Common Stock on December 1, 1998, as reported on The Nasdaq Stock Market, Inc. - National Market System, was $3.88. On December 1, 1998, there were approximately 800 holders of record of the Company's Common Stock.

      The Company had warrants, which were extended in May 1995, and expired on December 9, 1995.

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

      On August 8, 1997, the Company issued an aggregate of 16,566 shares of its Common Stock to 21 of its employees in lieu of accrued vacation time. In issuing these shares of Common Stock, the Company valued each share at $4.00. The closing price of the Common Stock on that date was $3.13. The Company did not register, and does not plan to register, such Common Stock under the Securities Act of 1933, as amended (the "Act"), based upon exemptions from registration set forth in Section 4(2) of the Act and Regulation D. The Company relied upon these exemptions based upon the limited number of employees involved, investment representations made to the Company by each employee and the negotiated nature of the transactions.

ITEM 6.        SELECTED FINANCIAL DATA

      The following selected financial data were derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included elsewhere in this report.


                                                                     Fiscal Year Ended September 30,
                                                       ------------------------------------------------------------
                                                         1998         1997         1996         1995           1994
                                                         ----         ----         ----         ----           ----
                                                                   (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues                                         $ 21,611     $ 19,085     $ 18,272     $ 21,898       $ 26,831
Gross profit                                           12,139        4,444        7,860       10,133         13,538
Operating income (loss) from continuing
     operations                                           400       (8,743)      (2,961)       1,030          4,293
Net income (loss)                                      (2,122)     (10,879)      (1,963)         166          2,835
Basic income (loss) per share                           (0.48)       (2.47)       (0.44)        0.04           0.68
Dividends per share                                        --           --          --          0.16           0.16
Weighted average shares outstanding                     4,434        4,411        4,440        4,239          4,170

CONSOLIDATED BALANCE SHEET DATA:
Working capital                                       $ 3,290      $ 3,605     $ 10,533     $ 11,622       $ 12,420
Total assets                                           13,177       28,831       38,879       33,952         31,899
Long-term debt                                            121          171          235          287            334
Stockholders' equity                                    7,913        9,743       21,253       21,214         21,421




NOTES:
(1) Fiscal 1998 includes a loss on disposal of the ISIL distribution business of $2.1 million.
(2) The operating loss for fiscal 1997 includes non-recurring charges of $4.4 million related to the write-off of inventory and capitalized software development costs.
(3) Fiscal 1994 includes a $127,000 charge for an accounting change which reflects the Company's adoption of SFAS No. 109, "Accounting for Income Taxes" in the first quarter of fiscal 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

      In May 1998, the Company sold substantially all assets and certain liabilities of its ISIL distribution business to Fayrewood plc for approximately $3.1 million cash. Accordingly, the operating results of ISIL and the loss on sale of $2.1 million have been segregated from continuing operations and reported as separate line items on the Company's consolidated statement of operations. In addition, the assets and liabilities of ISIL, excluding its cash and note payable, have been reclassified on the Company's consolidated balance sheet and reported as assets and liabilities of the discontinued operation. The Company has restated its prior financial statements to present the operating results of ISIL as a discontinued operation. Net revenues of the ISIL distribution business totaled $38.8 million, $62.8 million, and $56.3 million for fiscal 1998, 1997 and 1996, respectively.

CONTINUING OPERATIONS

      The following table sets forth for the periods indicated, certain financial data as a percentage of net revenues.


                                                               YEAR ENDED SEPTEMBER 30,
                                                      1998              1997             1996
                                                      ----              ----             ----

Net revenues....................................       100.0%          100.0%            100.0%
Cost of revenues................................        43.8            76.7              57.0
                                                      ------          ------            ------
Gross profit....................................        56.2            23.3              43.0
Product development costs.......................        17.3            19.5              10.7
Selling, general and administrative expenses....        37.0            49.6              48.5
                                                      ------          ------            ------
Operating income (loss) from
   continuing operations........................         1.9           (45.8)            (16.2)
Interest expense and other income, net..........        (0.2)            0.2               0.7
                                                      ------          ------            ------
Income (loss) from continuing operations
   before income taxes..........................         1.7           (45.6)            (15.5)
Provision (benefit) for income taxes............        (1.9)          (11.0)             (5.3)
                                                      ------          ------            ------
Income (loss) from continuing operations........         3.6%          (34.6)%           (10.2)%
                                                      ======          ======            ======


RESULTS OF OPERATIONS

      Net Revenues. Net revenues increased 13.2% to $21.6 million for fiscal 1998 from $19.1 million for fiscal 1997, and increased 4.4% for fiscal 1997 from $18.3 million for fiscal 1996. The increase for both years was primarily due to sales of Cleo Enterprise Networking products which increased 45.2% and 89.1% in fiscal 1998 and 1997, respectively. Cleo Enterprise Networking sales are impacted by large corporate orders. Printer products sales decreased in both fiscal 1998 and 1997 as a result of increased competition and greater emphasis by the Company on selling software products. Document Server (formerly named Oasis) sales increased for both years but were not significant in relation to total sales.

      Cost of Revenues. Cost of revenues decreased 35.3% to $9.5 million for fiscal 1998 from $14.6 million for fiscal 1997, and increased 40.6% for fiscal 1997 from $10.4 million for fiscal 1996. The decrease for fiscal 1998 and increase for fiscal 1997 was primarily due to $4.4 million of non-recurring charges related to the write-off of printer inventory and capitalized software development costs for fiscal 1997 compared with $446,000 and $371,000 in such charges for fiscal 1998 and 1996, respectively. The absolute dollar changes in cost of revenues also resulted from changes in the amortization of capitalized software development costs. Such expense was $784,000, $2.0 million and $1.8 million for fiscal 1998, 1997 and 1996, respectively. Given the current product development environment, with an increase in frequency of product upgrades and a reduction in the time between establishing technological feasibility and general release to the public, the Company expects that it will not capitalize any software development costs in the future. Accordingly, amortization expense for fiscal 1999 will be approximately $91,000, representing the balance of capitalized software development costs as of September 30, 1998.

      Excluding the effect of the inventory write-offs and capitalized software development costs discussed above, cost of revenues was 38.1%, 42.9% and 45.1% of net revenues for fiscal 1998, 1997 and 1996, respectively. The decrease for both years resulted from an increase in sales of higher margin software products.

      Product Development Costs. Product development costs were $3.7 million, $3.7 million and $2.0 million for fiscal 1998, 1997 and 1996, respectively. The absolute dollar increase for fiscal 1997 was primarily due to a decrease to $1.0 million in the amount of expense deferred through capitalization of internally developed software from $2.3 million for fiscal 1996. No software development costs were capitalized during fiscal 1998. The Company expects that it will not capitalize any software development costs in the future.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.0 million, $9.5 million and $8.9 million for fiscal 1998, 1997 and 1996, respectively. The decrease for fiscal 1998 from fiscal 1997 primarily resulted from a restructuring of the Company's U.K. sales organization in July 1997 that reduced the size of the organization as well as the associated overheads. In addition, fiscal 1997 included various expenses associated with an interim management team, the hiring of a new CEO in January 1997 and other organizational and management changes. The increase for fiscal 1997 as compared to fiscal 1996 was due to marketing expenses incurred to promote the Document Server products and to the management changes discussed above.

      Interest Expense. Interest expense was $85,000, $80,000 and $64,000 for fiscal 1998, 1997 and 1996, respectively. The increases were due to increased borrowing for working capital purposes.

      Income Taxes. The Company recorded an income tax benefit of 116.2%, 24.1% and 34.3% for fiscal 1998, 1997 and 1996, respectively, primarily as a result of its ability to carry back a portion of each year's net operating loss to recover income taxes paid in prior years. The tax benefit for fiscal 1998 was above the statutory rate due to utilization of prior years' tax losses for which no benefit was previously recorded. The tax benefit for fiscal 1997 was below the statutory rate because the amortization and write-off of goodwill is not eligible for tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company's primary sources of liquidity included cash and cash equivalents of $128,000 and a $3.5 million bank credit facility, of which $2.2 million was available.

      Net cash provided by operating activities was $3.5 million for fiscal 1998 compared with net cash used in operating activities of $2.2 million for fiscal 1997. The increase in cash provided by operating activities for fiscal 1998 was primarily due to the significantly lower loss, net of non-cash charges, and a decrease in inventories of $1.2 million.

      Net cash provided by investing activities was $2.8 million for fiscal 1998, compared to $1.5 million net cash used in investing activities in fiscal 1997. The increase in cash related to investing activities was primarily due to the proceeds from sale of the ISIL distribution business. At September 30, 1998, the Company did not have any material capital expenditure commitments.

      Net cash used in financing activities was $7.3 million in fiscal 1998, compared with $2.9 million net cash provided by financing activities in fiscal 1997. The increase in net cash used in financing activities was primarily due to repayment of borrowings under the Company's bank credit facility as a result of the sale of the ISIL distribution business and of improved operating cash flow.

      Working capital was $3.3 million as of September 30, 1998 compared with $3.6 million as of September 30, 1997. Total assets were $13.2 million at September 30, 1998, compared with total assets of $28.8 million at September 30, 1997. The decrease in total assets was primarily due to the sale of the ISIL distribution business.

      The Company has a $3.5 million bank credit facility that expires on February 28, 1999. As of September 30, 1998, $ 1,350,000 was outstanding under this facility. Advances bear interest at the bank's prime rate (8.25% at September 30, 1998) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $2.2 million was available to the Company as of September 30, 1998.

      Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of September 30, 1998, the Company was in compliance with the bank covenants.

      The Company believes that its existing cash balances, available credit facilities and future operating cash flows will be sufficient for near term operating needs. The Company believes it will renew the bank credit facilities prior to expiration of the facilities. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties Relating to Forward-Looking Statements."

YEAR 2000

      The "year 2000" problem is pervasive and complex, with the potential to cause systems failures and business process interruption resulting from the use of 2-digit date formats as the year changes from 1999 to 2000. Throughout fiscal 1997 and 1998, the Company has been addressing the risks associated with its information technology ("IT") and non-information technology ("non-IT") systems as the year 2000 approaches. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, suppliers, financial organizations, utilities providers and government entities (collectively, "Third Parties"). Consequently, the Company could be affected by disruptions in the operations of Third Parties with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by Year 2000 correction efforts as companies expend significant efforts to make their systems Year 2000 compliant.

      The Company is using both internal and external resources to (a) assess the Company's state of readiness (including the readiness of Third Parties with which the Company interacts) with respect to the year 2000 problem; (b) estimate the cost to correct and/or replace non-compliant internal IT and non-IT systems;
(c) assess the known risks and consequences related to failure to correct any Year 2000 problems identified; and (d) develop a contingency plan, if advisable, to address the Company's Year 2000 exposure. The Company's Board of Directors has established a committee to review the Company's efforts to address its Year 2000 issues and report back to the Board at each Board meeting.

      The Company has tested all current versions of its products to determine whether such products are Year 2000 compliant. The Company believes that all of its current products are Year 2000 compliant. Earlier versions of the Company's products can be classified as either (a) known to be Year 2000 compliant, (b) known to not be Year 2000 compliant, or (c) not tested for Year 2000 compliance. The Company has no plans to make earlier versions of its products Year 2000 compliant and, in cases where the end user of a non-compliant product is known, has made attempts to contact the customer. In cases where the product has been sold through a reseller, the end user is not known and therefore, cannot be contacted.

         If any of the Company's customers are unable to make their IT systems Year 2000 compliant in a timely fashion, they may suspend further product purchases from the Company until their systems are Year 2000 compliant. Because most of the Company's customers are Fortune 500 companies and banking and finance institutions, the Company expects most of its customers will become Year 2000 compliant in a timely fashion, although the Company is not in a position to monitor their progress.

      All of the Company's critical vendors have been queried as to their Year 2000 preparedness. For the few that have not responded satisfactorily, alternative sources are being sought and will be in place by June 1999.

      The Company has completed the assessment of its principal internal IT software systems and its personal computer and network hardware and software for Year 2000 compliance. The Company is in process of replacing its accounting software and IGK's customer order tracking system with third party products. The Company believes that these systems will be replaced by June 1999 and that its principal internal IT software systems and its personal computer and network hardware and software will be Year 2000 compliant by June 1999.

      The Company believes its principal non-IT systems are Year 2000 compliant and that its exposure with respect to the Year 2000 compliance of its non-IT systems will not have a material adverse affect on the Company's financial condition or results of operations.

      The Company has incurred costs of approximately $50,000 to date and presently expects to incur an additional $150,000 in the future to address Year 2000 compliance issues. Such costs consist primarily of the cost of replacing non-compliant internal IT system software and upgrading or replacing non-compliant personal computer and network hardware and software, but do not include internal staff costs, which the Company has not separately tracked. The Company would have incurred many of the costs for these efforts in any event because of the normal process of internal IT system upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in the remediation process or unanticipated difficulties in completing the remediation in a timely fashion.

         While the Company believes that its efforts to address Year 2000 issues for which it is responsible should be successful, a description of its most reasonably likely worse case Year 2000 scenarios have been described above. In addition, it is possible that there will be undetected errors or defects associated with Year 2000 in the Company's current products and internal systems or those of its principal vendors. If any of the foregoing scenarios should occur, it is possible that the Company could be involved in litigation. In addition, although the Company does not believe that it has any obligation to make prior versions of its products Year 2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. Because of the relative lack of litigation concerning the Year 2000 issue, it is uncertain how the Company may be affected by such issues. In the event of litigation or one or more of the worst case Year 2000 scenarios described above, the Company's financial condition and results of operations could be materially adversely affected.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

      "Item 7. Management's Discussion and Analysis of Results of Operations" and other parts of this Form 10-K contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for the Company's products and services; changes in Company strategy; product life cycles; competitive factors (including the introduction or enhancement of competitive products); pricing pressures; the Company's success in and expense associated with developing, introducing and shipping new products; software defects and latent technological deficiencies in new products; changes in operating expenses; inability to attract or retain consulting, sales and/or engineering talent; changes in customer requirements; evolving industry standards; and the impact of undetected errors or defects associated with the Year 2000 date functions on the Company's current products and internal systems.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has no material market risk exposure.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and schedules filed herewith are set forth in the "Index to Financial Statements and Supplementary Data" on Page 16.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the captions "Election of Directors", "Further Information -- Executive Officers" and "Reporting of Beneficial Ownership by Directors and Executive Officers."

ITEM 11.        EXECUTIVE COMPENSATION.

      The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Executive Compensation."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Further Information -- Principal Stockholders" and "Further Information -- Stock Ownership of Management."

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements, Schedules and Exhibits

     1-2.The financial statements and schedules filed herewith are set forth in the Index to Consolidated Financial Statements on page 16.

     3. The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section which follows the financial section of this report) and are incorporated herein by reference. The following are the Company's management contracts and compensatory plans and arrangements which are required to be filed as Exhibits to this Form 10-K:

EXHIBIT NO.     DESCRIPTION
-----------     -----------

10.01 1982 Incentive Stock Option Plan, effective May 21, 1982, as amended, with Form of Stock Option Agreement with Stock Appreciation Rights-incorporated by reference to the Company's Registration Statement on Form S-1, filed on July 15, 1983 (File No. 2-84204).

10.02 Amended and Restated 1992 Stock Option Plan-incorporated by reference to Exhibit 10.02 to the Company's Form 10-K for the fiscal year ended September 30, 1997.

10.03 Amended and Restated 1993 Stock Option Plan for Non-Employee Directors-incorporated by reference to Exhibit 10.03 to the Company's Form 10-Q for the quarter ended March 31, 1998.

10.04           Employee Stock Purchase Plan-incorporated by reference to
                Exhibit 10.04 to the Company's Form 10-Q for the quarter ended March 31, 1998.

10.05 Letter Agreement, between the Company and Robert A. Nero dated July 10, 1997, relating to Employment Terms-incorporated by reference to Exhibit 10.04 to the Company's Form 10-K for the fiscal year ended September 30, 1997.

(b) The Company filed no current reports on Form 8-K during the last quarter of its fiscal year ended September 30, 1998.

                             INTERFACE SYSTEMS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                              PAGE
Report of Independent Public Accountants ..................................................... 17
Report of Independent Certified Public Accountants............................................ 18
Financial Statements
    Consolidated Statements of Operations..................................................... 19
    Consolidated Balance Sheets............................................................... 20
    Consolidated Statements of Cash Flows..................................................... 21
    Consolidated Statements of Stockholders' Equity........................................... 22
Notes to Consolidated Financial Statements.................................................  23-30
Financial Statement Schedule
    Schedule II -- Consolidated Schedule of Valuation and Qualifying Accounts................. 31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Interface Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Interface Systems, Inc. (a Michigan corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the periods then ended. The related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 1996, were audited by other auditors whose report dated November 14, 1996, expressed an unqualified opinion on those statements prior to the restatement discussed in Note 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interface Systems, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles.

We have also audited the adjustments described in Note 2 that were applied to restate the 1996 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financials statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/  ARTHUR ANDERSEN LLP

Detroit, Michigan
October 29, 1998

               Report of Independent Certified Public Accountants


To the Board of Directors
Interface Systems, Inc.
Ann Arbor, MI 48103


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Interface Systems, Inc. and subsidiaries for the year ended September 30, 1996, prior to the restatement described in
Note 2. We have also audited the schedule listed in the accompanying index for the year ended September 30, 1996. These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Interface Systems, Inc. and subsidiaries for the year ended September 30, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended September 30, 1996.


                                                   BDO SEIDMAN, LLP



Troy, Michigan
November 14, 1996

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years ended September 30,
                                                            1998                  1997                 1996
                                                            ----                  ----                 ----
Net revenues                                           $ 21,610,542         $ 19,084,624         $ 18,271,597
Cost of revenues                                          9,471,755           14,641,081           10,411,410
                                                       ------------         ------------         ------------
         Gross profit                                    12,138,787            4,443,543            7,860,187
Expenses:
    Product development                                   3,735,002            3,718,807            1,956,404
    Selling, general, and administrative                  8,004,242            9,467,720            8,864,572
                                                       ------------         ------------         ------------
         Operating income (loss) from
          continuing operations                             399,543           (8,742,984)          (2,960,789)
Interest expense                                            (85,496)             (79,512)             (64,174)
Other income                                                 40,672              116,568              200,343
                                                       ------------         ------------         ------------
         Income (loss) from continuing
          operations before income taxes                    354,719           (8,705,928)          (2,824,620)
Income tax benefit                                         (412,243)          (2,100,810)            (969,000)
                                                       ------------         ------------          -----------

Income (loss) from continuing operations                    766,962           (6,605,118)          (1,855,620)
Loss from discontinued operations                          (748,243)          (4,273,964)            (107,418)
Loss on disposal of discontinued operations              (2,140,262)                  --                   --
                                                       ------------         ------------         ------------


Net loss                                               $ (2,121,543)        $(10,879,082)        $ (1,963,038)
                                                       ============         ============         ============

Basic and diluted income (loss) per share:

   Income (loss) from continuing operations                   $0.17               $(1.50)           $   (0.42)
   Loss from discontinued operations                          (0.65)               (0.97)               (0.02)
                                                       ------------               ------           ----------

Net loss per share                                           $(0.48)              $(2.47)              $(0.44)
                                                       ============         ============           ==========

Weighted average shares outstanding                       4,434,083            4,411,328            4,440,262
                                                       ============         ============           ==========


   The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,
                                                                             1998                   1997
                                                                            ------                 ------
                                                  ASSETS
Current assets:
   Cash and cash equivalents                                            $   128,234            $   830,086
   Accounts receivable, less allowance for
      doubtful accounts of $129,381 in 1998
      and $145,471 in 1997                                                3,892,511              3,010,737
   Refundable income taxes                                                1,507,634              1,182,182
   Inventories                                                            2,218,887              3,841,747
   Prepaid expenses and other                                               166,985                741,053
   Deferred income taxes                                                         --                475,000
   Current assets of discontinued operations                                519,753             11,825,867
                                                                        -----------            -----------
          Total current assets                                            8,434,004             21,906,672
Property and equipment, net                                               3,443,349              3,949,616
Property and equipment of discontinued operations, net                           --                653,080
Goodwill, net                                                               974,888              1,160,634
Software development costs, net                                              90,549                874,652
Other assets                                                                234,280                285,853
                                                                        -----------            -----------
                                                                        $13,177,070            $28,830,507
                                                                        ===========            ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                        $ 1,350,000            $ 8,640,611
   Accounts payable                                                       1,392,146              1,738,596
   Accrued expenses                                                         877,359                630,287
   Deferred revenue                                                         684,406                638,709
   Current portion of long-term debt                                         50,200                 50,004
   Current liabilities of discontinued operations                           789,581              6,603,668
                                                                        -----------            -----------
           Total current liabilities                                      5,143,692             18,301,875
Long-term debt, less current portion                                        120,633                170,829
Deferred income taxes                                                            --                615,000
Commitments
Stockholders' equity (see Note 6):
    Common stock, no par value, 12,500,000 shares
       authorized; 4,452,349 and 4,424,950 shares issued
       and outstanding in 1998 and 1997, respectively                    11,059,810             10,989,942
    Cumulative translation adjustment                                       (59,824)              (281,441)
    Accumulated deficit                                                  (3,087,241)              (965,698)
                                                                        -----------            -----------
  Total stockholders' equity                                              7,912,745              9,742,803
                                                                        -----------            -----------
                                                                        $13,177,070            $28,830,507
                                                                        ===========            ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended September 30,
                                                                          1998            1997                  1996
                                                                         ------          ------                ------
Cash flows from operating activities:
    Net loss                                                         $(2,121,543)    $(10,879,082)          $(1,963,038)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation                                                       896,706          783,269               738,772
      Amortization                                                       969,849        2,387,518             2,294,229
      Inventory write-off and obsolescence provision                     445,580        2,811,573               371,314
      Loss on disposal of discontinued operations                      2,140,262               --                    --
      Deferred income taxes                                             (140,000)        (895,000)               67,000
      Gain on sale of securities                                              --          (74,777)                   --
      Loss on sale of fixed assets                                         9,785           52,639                38,468
      Write-off of software development costs                                 --        1,616,358                    --
      Change in operating assets and liabilities:
      Accounts receivable                                               (881,774)        (701,182)             (180,767)
      Refundable income taxes                                           (325,452)         195,911              (918,066)
      Inventories                                                      1,177,280          246,880            (1,293,942)
      Prepaid expenses and other                                         574,068         (328,265)              108,027
      Other assets                                                       (59,517)        (119,750)             (306,335)
      Accounts payable                                                  (346,450)         207,047             1,006,907
      Accrued expenses                                                   247,072          (10,020)              266,658
      Deferred revenue                                                    45,697          358,006                50,040
           Discontinued operations - non-cash charges
               and working capital changes                               883,345        2,124,241            (1,317,719)
                                                                     -----------     ------------           -----------
     Net cash provided by (used in) operating activities               3,514,908       (2,224,634)           (1,038,452)
                                                                     -----------     ------------           -----------


Cash flows from investing activities:
    Additions to property and equipment                                 (289,134)        (487,047)             (898,776)
    Proceeds from disposal of discontinued operations                  3,121,500               --                    --
    Investing activities of discontinued operations                           --         (300,790)             (234,383)
    Additions to software development costs                                   --         (953,675)           (2,333,675)
    Change in  notes receivable                                               --           86,581              (810,173)
    Proceeds from sale of securities                                          --          177,612                    --
                                                                     -----------     ------------           -----------
Net cash provided by (used in) investing activities                    2,832,366       (1,477,319)           (4,277,007)
                                                                     -----------     ------------           -----------

Cash flows from financing activities:
    Net borrowings (repayments) under notes payable                   (7,290,611)       2,949,065             1,324,228
    Reduction of long-term debt                                          (50,000)         (66,361)              (51,752)
    Proceeds from sale of common stock                                    69,868               --             2,039,832
                                                                     -----------     -- ---------           -----------
     Net cash provided by (used in) financing activities              (7,270,743)       2,882,704             3,312,308
                                                                     -----------     ------------           -----------
Effect of exchange rate changes on cash                                  221,617          (45,390)              (37,882)
                                                                     -----------     ------------           -----------

Net decrease in cash and cash equivalents                               (701,852)        (864,639)           (2,041,033)
Cash and cash equivalents, beginning of period                           830,086        1,694,725             3,735,758
                                                                      ----------     ------------           -----------
Cash and cash equivalents, end of period                              $  128,234     $    830,086           $ 1,694,725
                                                                      ==========     ============           ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $   85,496     $     79,512           $    50,989
    Cash paid (refunded) for income taxes                                     --       (1,323,683)              332,136


  The accompanying notes are an integral part of these consolidated financial statements.

                                     INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                  Common Stock      Cumulative      Retained
                                                  ------------     Translation      Earnings
                                      Shares          Amount        Adjustment      (Deficit)         Total
                                      -------         ------       -----------      ---------         -----
Balance, September 30, 1995         4,212,418    $  9,535,819    $   (198,169)   $ 11,876,422    $ 21,214,072
  Net loss                                 --              --              --      (1,963,038)     (1,963,038)
  Sale of stock                       323,461       2,039,832              --              --       2,039,832
  Foreign currency translation             --              --         (37,882)             --         (37,882)
                                    ---------    ------------    ------------    ------------    ------------

Balance, September 30, 1996         4,535,879      11,575,651        (236,051)      9,913,384      21,252,984
  Net loss                                 --              --              --     (10,879,082)    (10,879,082)
  Sale of stock                        16,566          51,768              --              --          51,768
  Retirement of stock                (127,495)       (637,477)             --              --        (637,477)
  Foreign currency translation             --              --         (45,390)             --         (45,390)
                                    ---------    ------------    ------------    ------------    ------------

Balance, September 30, 1997         4,424,950      10,989,942        (281,441)       (965,698)      9,742,803
  Net loss                                 --              --              --      (2,121,543)     (2,121,543)
  Sale of stock                        27,399          69,868              --              --          69,868
  Foreign currency translation             --              --         221,617              --         221,617
                                    ---------    ------------    ------------    ------------    ------------

Balance, September 30, 1998         4,452,349    $ 11,059,810    $    (59,824)   $ (3,087,241)   $  7,912,745
                                    =========    ============    ============    ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Interface Systems, Inc. (the "Company") and its wholly-owned subsidiaries, I.G.K. Industries, Inc. ("I.G.K.") and Interface Systems International, Ltd. ("ISIL"). All significant intercompany transactions and balances have been eliminated in consolidation.

As discussed in Note 2, in May 1998, the Company sold substantially all assets and certain liabilities of the ISIL distribution business. Accordingly, the assets, liabilities and operating results of ISIL have been presented as a discontinued operation in the accompanying consolidated financial statements.

DESCRIPTION OF BUSINESS. The Company primarily develops and sells software-based tools and solutions to integrate legacy systems with Internet technology, distribute mainframe documents, and provide host connectivity. The Company specializes in Internet bill presentment and payment, as well as electronic delivery of statements and other legacy content to the Internet, fax, email, and other destinations. The Company operates primarily in the United States and Europe.

REVENUE RECOGNITION. Revenues from product sales are recognized upon shipment to the customer. Lease and service revenues are recognized ratably over the contractual period or as the services are performed. Revenues from licenses of software products are recognized when the product is shipped and the Company has no further obligation to the customer. Deferred revenue represents advance billings on service contracts.

CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. At times, such cash and equivalents in banks are in excess of the respective financial institution's FDIC insurance limit. With respect to accounts receivable, the Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit and by monitoring customers' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

FAIR VALUES OF FINANCIAL INSTRUMENTS. The amounts reported for cash and cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses approximate fair value due to the short maturity of these items.

SOFTWARE DEVELOPMENT COSTS. The costs of developing new software products are capitalized after technological feasibility is established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology.

Amortization of capitalized software development costs is provided on a product-by-product basis using the straight-line method over the remaining estimated economic lives of the respective products or three years, whichever is less. Accumulated amortization was $2,913,047 and $ 2,365,749 at September 30, 1998 and 1997, respectively. Amortization expense was $784,103, $2,033,210, and $1,796,117 for the years ended September 30, 1998, 1997 and 1996, respectively, and is included in cost of revenues.

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

FOREIGN CURRENCY TRANSLATION. Assets and liabilities of the Company's foreign operations are translated at exchange rates in effect on the balance sheet date, and revenue and expenses are translated using a weighted average exchange rate during the period. Cumulative adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes investments in highly liquid investments with maturities of ninety days or less.

INVENTORIES. Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, inventories consist of the following:

                                           1998           1997
                                           ----           ----
     Finished goods                   $ 1,010,882      $ 1,310,159
     Purchased parts                    1,105,676        2,596,273
     Work-in-process                      293,590          321,300
     Service and demo                     598,972          643,432
                                      -----------      -----------
                                        3,009,120        4,871,164
     Less valuation allowance             790,233        1,029,417
                                      -----------      -----------
                                      $ 2,218,887      $ 3,841,747
                                      ===========      ===========


PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets: building and improvements - 33 years; and machinery and equipment - 3 to 10 years. At September 30, the components of property and equipment are as follows:

                                           1998            1997
                                           ----            ----
Land                                  $   231,383      $   231,383
Buildings and improvements              2,397,603        2,449,877
Machinery and equipment                 4,865,444        5,373,815
                                      -----------      -----------
                                        7,494,430        8,055,075
Less: accumulated depreciation          4,051,081        4,105,459
                                      -----------      -----------
                                      $ 3,443,349      $ 3,949,616
                                      ===========      ===========

GOODWILL. Goodwill represents the cost in excess of fair value of the net assets of businesses acquired and is being amortized using the straight-line method over 15 years. Accumulated amortization expense at September 30, 1998 and 1997, was $1,713,524 and $1,527,776, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS. In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires an evaluation of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the third quarter of fiscal 1997, management's evaluation indicated that the goodwill related to the Company's investment in its operations in the United Kingdom was impaired and, consequently, the $1,456,320 carrying value of the related goodwill was written off as a component of the loss from discontinued operations during fiscal 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are expensed in the period incurred. These costs, representing engineering salaries, fringe benefits, other direct expenses and a portion of the Company's overhead, are included in the accompanying consolidated financial statements as product development costs.

STOCK -BASED COMPENSATION. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. As supplemental information, the Company has provided pro forma disclosures of the fair value of stock options granted during fiscal 1998, 1997 and 1996 in accordance with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 8).

INCOME (LOSS) PER SHARE. Income (loss) per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the period. Outstanding stock options do not have a dilutive effect on income
(loss) per share for any periods presented. In fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." No amounts from prior periods needed to be restated to conform to the requirements of SFAS No. 128.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income"; SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"; and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt the provisions of SFAS 130 and 131 in fiscal year 1999 and SFAS 133 in fiscal 2000. The Company expects the adoption will not affect results of operations or financial position but will require either additional disclosures or modifications to previous disclosures. In addition, American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition." The Company adopted this statement for transactions entered into beginning January 1, 1998. Implementation of this statement did not affect the results of operations or financial position of the Company.

RECLASSIFICATIONS. For comparative purposes, certain amounts reported in prior years' financial statements have been reclassified to conform to current year presentations.

2. SALE OF INTERFACE SYSTEMS INTERNATIONAL LTD. DISTRIBUTION BUSINESS; DISCONTINUED OPERATIONS

In May 1998, the Company sold substantially all assets and certain liabilities of its ISIL distribution business to Fayrewood plc for approximately $3.1 million cash. The sale resulted in a loss of $2,140,262. The sale did not include the assumption by Fayrewood of all of ISIL's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of ISIL's former operations. In management's opinion, such claims would not have a material adverse effect on the Company's financial condition and results of operations.

Accordingly, the operating results of ISIL have been segregated from continuing operations and reported as a separate line item on the Company's consolidated statement of operations. In addition, the assets and liabilities of ISIL, excluding its cash and note payable, have been reclassified on the Company's consolidated balance sheet and reported as assets and liabilities of the discontinued operation. The Company has restated its prior financial statements to present the operating results of ISIL as a discontinued operation. Net revenues of the ISIL distribution business totaled $38.8 million, $62.8 million, and $56.3 million for fiscal 1998, 1997 and 1996, respectively.

3.       LINES-OF-CREDIT AND NOTES PAYABLE

The Company has a $3.5 million bank credit facility that expires on February 28, 1999. As of September 30, 1998, $1,350,000 was outstanding under this facility. Advances bear interest at the bank's prime rate (8.25% at September 30, 1998) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $2.2 million was available to the Company as of September 30, 1998.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of September 30, 1998, the Company was in compliance with the bank covenants.

4.       LONG-TERM DEBT

Long-term debt consists of an installment loan payable to a bank in monthly installments of $4,167 plus interest at the bank's prime rate (8.25% at September 30, 1998) plus 1%, due February 2002, and collateralized by substantially all of the Company's assets. At September 30, long-term debt consists of the following:


                                           1998            1997
                                           ----            ----
Installment loan payable                 $170,833       $220,833
Less current maturities                    50,200         50,004
                                         --------       --------
                                         $120,633       $170,829


5.       RETIREMENT PLAN

The Company has a 401(k) plan covering substantially all United States employees. The Company matches 100% of the amount contributed by participants, up to 4% of participant compensation, and may make additional contributions as approved by the Board of Directors. The Company recognized approximately $211,247, $274,000 and $298,000 of expense related to this plan for the years ended September 30, 1998, 1997 and 1996, respectively.

6.       STOCKHOLDERS' EQUITY

In March 1998, the Company changed its state of incorporation from Delaware to Michigan. In connection therewith, the number of shares of Common Stock authorized was changed from 20,000,000 to 12,500,000 and the par value of the Common Stock was changed from $0.10 to no par value.

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

7.       EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan (the "ESPP") was adopted by the Company's Board of Directors in February 1998. A total of 225,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP provides that the Company will sell shares to employees who elect to participate in the ESPP at a price equal to 85% of the lesser of the fair market value of the common stock on the first or last trading day of the six month period beginning either June 1 or December 1. Under the ESPP, the Company issued 27,399 shares of common stock in fiscal 1998.


8.       STOCK OPTIONS

The Company currently grants stock options under two plans, the 1992 Stock Option Plan (the "1992 Plan") and the 1993 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Company had previously granted options under the 1982 Stock Option Plan, which expired in 1992. At September 30, 1998, options to purchase 22,700 shares of common stock were outstanding and exercisable under this plan. During fiscal 1998, the Company also granted non-qualified stock options to employees and to an employee director upon his retirement to purchase 20,100 and 20,000 shares of common stock, respectively. At September 30, 1998, options to purchase 36,800 shares of common stock were outstanding and 20,000 were exercisable under these grants.

The 1992 Plan provides for the grant of both incentive stock options and non-qualified options to officers and key employees. Options under the 1992 Plan are granted at not less than market price on the date of grant, are exercisable at the rate of 33% per year after one year from the date of grant and have a term of ten years. The 1992 Plan has 800,000 shares of common stock authorized for grant. At September 30, 1998, 263,133 shares were available for grant, 533,867 were outstanding and 138,022 were exercisable under the 1992 Plan.

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

The Directors Plan provides for the grant to non-employee directors of options to purchase up to 175,000 shares of common stock. The Plan provides for discretionary grants with vesting determined at the time of grant. Options are granted at market price on the date of grant and have a term of ten years. At September 30, 1998, 71,500 shares were available for grant, 103,500 were outstanding and 95,000 were exercisable under the Directors Plan.

The following table summarizes stock option activity through September 30, 1998:


                                                Number         Weighted Average
                                               of Shares        Exercise Price
                                               ---------        --------------

          Balance, September 30, 1995           449,399           $6.61
               Granted                          101,700           10.59
               Exercised                        (59,011)          (5.44)
               Canceled                         (83,422)          (7.07)
                                                -------
          Balance, September 30, 1996           408,666            6.86
               Granted                          419,268            3.94
               Canceled                        (296,167)          (7.10)
                                               --------
          Balance, September 30, 1997           531,767            4.59
               Granted                          295,900            2.67
               Canceled                        (130,800)           3.93
                                               --------
          Balance, September 30, 1998           696,867           $3.90
                                               ========

The following table summarizes information about options outstanding as of September 30, 1998:


                                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                      -----------------------------------------------------    -------------------------------
       Range                            Weighted Average        Weighted                          Weighted
    of Exercise         Number        Contractual Remaining      Average          Number           Average
      Prices          Outstanding         Life (Years)       Exercise Price    Exercisable     Exercise Price
      ------          -----------         ------------       --------------    -----------     --------------
       $2.25            135,800               9.83               $2.25               --               --
    3.00 - 3.81         142,600               8.39                3.28             50,433           $3.35
     4.00 - 4.75        342,567               8.53                4.04            156,189            4.03
    5.25 - 16.25         75,900               5.37                7.42             69,100            6.94
                      ---------                                                 ---------
      Total             696,867               8.41               $3.90            275,722           $4.63
                      =========                                                 =========


STOCK-BASED COMPENSATION
Using the intrinsic value method of accounting for the value of stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted during fiscal 1998, 1997 and 1996, no compensation cost was recorded in the accompanying consolidated statements of income. Had compensation cost been determined based on the fair value at the date of grant for awards in fiscal 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, income (loss) from continuing operations and income (loss) from continuing operations per share would have been reduced to the pro forma amounts indicated below:

                                                 1998              1997             1996
                                                 ----              ----             ----
   Income (loss) from continuing operations:
     As reported                               $766,962       $(6,605,118)     $(1,855,620)
     Pro forma                                 $412,716       $(6,749,711)     $(1,884,058)
   Income (loss) per share from continuing operations:
     As reported                               $0.17           $(1.50)           $(0.42)
     Pro forma                                 $0.09           $(1.53)           $(0.42)

The weighted average estimated fair value of stock options granted during fiscal 1998 and 1997 was $1.42 and $2.32, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The following weighted average assumptions were used in valuing the option grants:

                                        Employee Stock Options             Employee Stock Purchase Plan
                                        ----------------------             ----------------------------
                                      1998       1997       1996            1998      1997       1996
                                      ----       ----       ----            ----      ----       ----
   Expected life (years)               3.0       3.0        3.0            0.5         n/a       n/a
   Risk free interest rate             5.5%      6.3%       5.6%           5.4%        n/a       n/a
   Expected stock price volatility    78.8%     67.8%      64.7%          93.3%        n/a       n/a
   Expected dividend yield             0.0%      0.0%       0.0%           0.0%        n/a       n/a


9.       COMMITMENTS

The Company has various operating leases which require future minimum rental payments in excess of one year as follows: 1999 - $202,000; and 2000 - $97,000. Rent expense for the years ended September 30, 1998, 1997 and 1996 was approximately $296,000, $338,000 and $252,000, respectively.

In connection with the sale of the ISIL distribution business, the Company assumed the operating lease obligation for ISIL's former office building. The building lease has future minimum payments of approximately $177,000 per year and expires in April 2020. The building has been sublet through April 2003 on the same terms and conditions as the master lease. The Company believes that it will continue to be able to sublease the office building throughout the master lease period and that its ultimate exposure will not have a material impact on the consolidated financial statements.

10.      INCOME TAXES

 A summary of income (loss) from continuing operations before income taxes and components of the provision (benefit) for income taxes for the fiscal years ended September 30, is as follows:


                                                          1998               1997           1996
                                                          ----               ----           ----
Income (loss) from continuing operations
  before income taxes:
    Domestic                                           $  581,628         $(7,572,504)  $(2,950,287)
    Foreign                                              (226,909)         (1,133,424)      125,667
                                                       ----------         -----------   -----------
                                                       $  354,719         $(8,705,928)  $(2,824,620)
                                                       ==========         ===========   ===========

Provision (benefit) for income taxes:
    Current - federal                                  $ (272,243)        $(1,205,810)  $(1,036,000)
    Deferred - federal                                   (140,000)           (895,000)       67,000
                                                       ----------         -----------   -----------
                                                       $ (412,243)        $(2,100,810)  $  (969,000)
                                                       ==========         ===========   ===========


      A reconciliation of the consolidated income tax provision (benefit) at the Federal statutory rate and the consolidated income tax provision (benefit) at the Company's effective rate for the fiscal years ended September 30 is as follows:

                                                            1998             1997             1996
                                                           ------           ------           ------

  Federal statutory provision (benefit)                 $   121,000       $(2,960,000)     $ (960,000)
  Utilization of tax benefits                              (336,000)               --              --
  Reduction of taxes provided in prior years               (272,243)               --              --
  Losses without tax benefit                                   --             682,000              --
  Amortization and write-off of goodwill                     63,000            63,000          63,000
  Benefits of FSC non-taxable income                           --                --           (18,000)
  Other                                                      12,000           114,190         (54,000)
                                                        -----------       -----------      ----------
  Consolidated income tax provision (benefit)           $   412,243       $(2,100,810)     $ (969,000)
                                                        ===========       ===========      ==========

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the Company's deferred taxes at September 30 are as follows:

                                                                1998                1997
                                                               ------              ------
      Deferred tax liabilities-
         Depreciation and amortization                      $   375,000          $ 615,000

      Deferred tax assets-
         Net operating loss carryforwards                     2,958,000                 --
         Receivable and inventory reserves                      311,000            349,000
         Accrued liabilities                                    107,000            126,000
         Tax credits                                            162,000            162,000
                                                            -----------          ---------
              Gross deferred income taxes                     3,163,000             22,000
      Valuation allowance                                    (3,163,000)          (162,000)
                                                            -----------          ---------
              Net deferred income taxes                     $        --          $ 140,000
                                                            ===========          =========


 The Company has net operating loss carry forwards of approximately $9 million available for tax reporting purposes which can be used to offset its future taxable income through the year 2008. The related deferred tax benefit is fully offset by a valuation allowance as management does not believe that realization of the tax benefit is more likely than not.

11.      GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

The Company operates in two geographic regions: the United States and Europe. The Company operates in a single business segment, the development, manufacture and sale of computer peripherals and data communications software. The following table shows net revenues, net income (loss) and identifiable assets by geographic region for the fiscal years ended September 30:


                                                                  1998                  1997                  1996
                                                                  ----                  ----                  ----
              Net revenues:
                United States                                 $ 20,321,710         $ 18,505,583          $ 16,981,582
                Europe                                           1,726,486            1,927,508             3,096,235
                Intercompany                                      (437,654)          (1,348,467)           (1,806,220)
                                                              ------------         ------------          ------------
                                                              $ 21,610,542         $ 19,084,624          $ 18,271,597
                                                              ============         ============          ============

              Income (loss) from continuing operations:
                United States                                 $    993,871         $ (5,471,694)         $ (1,981,287)
                Europe                                            (226,909)          (1,133,424)              125,667
                                                              ------------         ------------          ------------
                                                              $    766,962         $ (6,605,118)         $ (1,855,620)
                                                              ============         ============          ============

              Identifiable assets:
                United States                                 $ 12,196,307         $ 17,860,727          $ 24,217,086
                Europe                                             689,181            1,562,972             1,458,105
                Discontinued business                              519,753           12,478,947            15,729,519
                Eliminations                                      (228,171)          (3,072,139)           (2,525,751)
                                                              ------------         ------------                    --
                                                              $ 13,177,070         $ 28,830,507          $ 38,878,959
                                                              ============         ============          ============


One Cleo Enterprise Networking products customer accounted for 13% of the Company's fiscal 1998 consolidated net revenues.

12.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended September 30, 1998 and 1997.

                                                                    Quarter Ended
                                            -----------------------------------------------------------      Fiscal
                                            Dec. 31,        March 31,        June 30,         Sept. 30,       Year
                                            --------        ---------        --------         ---------       ----
1998
----
Net revenues                             $ 5,623,214      $ 5,066,318      $ 4,826,340      $ 6,094,670    $21,610,542
Gross profit                               3,231,276        2,730,135        2,806,289        3,371,087     12,138,787
Income (loss) from continuing operations:
     Income (loss)                           151,652           21,287          (66,858)         660,881        766,962
     Income (loss) per share                    0.03             0.01            (0.02)            0.15           0.17
Net income (loss)                            (62,628)      (2,303,676)         (66,858)         311,619     (2,121,543)
Net earnings (loss) per share                  (0.01)           (0.52)           (0.02)            0.07          (0.48)
1997
Net revenues                             $ 4,290,788      $ 4,861,140      $ 5,049,933      $ 4,882,763    $19,084,624
Gross profit                               1,867,686          360,267          260,089        1,955,501      4,443,543
Loss from continuing operations:
     Loss                                 (1,499,966)      (1,816,082)      (2,142,608)      (1,146,462)    (6,605,118)
     Loss per share                            (0.34)           (0.41)           (0.49)           (0.26)         (1.50)
Net income (loss)                           (725,053)      (1,499,729)      (6,904,725)      (1,749,564)   (10,879,082)
Net earnings (loss) per share                  (0.16)           (0.34)           (1.57)           (0.40)         (2.47)

                             Interface Systems, Inc.

                                   Schedule II
            Consolidated Schedule of Valuation & Qualifying Accounts





                                         Balance          Charged to                         Balance
                                        Beginning         Costs and                          End of
Description                              of Year          Expenses         Deductions        Year
-----------                              -------          --------         ----------        ----

Allowance for doubtful accounts
 for the years ended September 30:

     1998                               $145,471           23,085           (39,175)      $129,381
                                        ========           ======           ========      ========

     1997                               $ 62,441          119,354           (36,324)      $145,471
                                        ========          =======           ========      ========

     1996                               $ 60,387           15,380           (13,326)      $ 62,441
                                        ========           ======           ========      ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 INTERFACE SYSTEMS, INC.


Dated: December 29, 1998                     By: /s/ Robert A. Nero
                                                 ------------------
                                                 Robert A. Nero, President and
                                                   and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                            Title                           Date
      ---------                            -----                           ----
      /s/ Robert A. Nero             President,                        December 29, 1998
      ------------------             Chief Executive Officer
      Robert A. Nero                 and Director (Principal
                                     Executive Officer)


      /s/ John R. Ternes             Vice President and                December 29, 1998
      ------------------             Chief Financial Officer
      John R. Ternes                 (Principal Financial and
                                     Accounting Officer)


      /s/ Garnel F. Graber           Chairman and Director             December 29, 1998
      --------------------
      Garnel F. Graber


      /s/ Bruce E. Rhoades           Director                          December 29, 1998
      --------------------
      Bruce E. Rhoades


      /s/ David C. Seigle            Director                          December 29, 1998
      -------------------
      David C. Seigle


      /s/ Robert A. Seigle           Director                          December 29, 1998
      --------------------
      Robert A. Seigle


      /s/ Lloyd A. Semple            Director                          December 29, 1998
      -------------------
      Lloyd A. Semple


      /s/ Thomas L. Thomas           Director                          December 29, 1998
      --------------------
      Thomas L. Thomas

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION

3.01 Certificate of Incorporation of the Company, as amended -- incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q Report for the quarter ended March 31, 1998

3.02          Bylaws of the Company, as amended -- incorporated by reference to
              Exhibit 3(ii) to the Company's Form 10-Q Report for the quarter ended March 31, 1998

4.01 Credit Authorization Agreement dated August 31, 1997 between the Company and NBD Bank -- incorporated by reference to Exhibit 4.16 to the Company's Form 10-K for the fiscal year ended September 30, 1997

4.02 Installment Business Loan Note/Security Agreement dated August 31, 1997 between the Company and NBD Bank -- incorporated by reference to Exhibit 4.17 to the Company's Form 10-K for the fiscal year ended September 30, 1997

4.03 First Amendment to Credit Authorization Agreement dated August 31, 1997 between the Company and NBD Bank dated December 10, 1997 -- incorporated by reference to Exhibit 4.18 to the Company's Form 10-K for the fiscal year ended September 30, 1997

4.04 Letter Agreement, dated March 11, 1998, by and between NBD Bank and the Company.

4.05 Third Amendment to Credit Authorization Agreement dated as of May 20, 1998, by and between the Company and NBD Bank -- incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ended March 31, 1998

10.01 1982 Incentive Stock Option Plan, effective May 21, 1982, as amended, with Form of Stock Option Agreement with Stock Appreciation Rights -- incorporated by reference to the Company's Registration Statement on Form S-1, filed on July 15, 1983 (File No. 2-84204)

10.02 Amended and Restated 1992 Stock Option Plan -- incorporated by reference to Exhibit 10.02 to the Company's Form 10-K for the fiscal year ended September 30, 1997

10.03 Amended and Restated 1993 Stock Option Plan for Non-Employee Directors -- incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1998

10.04 Interface Systems, Inc. Employee Stock Purchase Plan -- incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1998

10.05 Letter Agreement between the Company and Robert A. Nero dated January 10, 1997, relating to Employment Terms -- incorporated by reference to Exhibit 10.04 to the Company's Form 10-K for the fiscal year ended September 30, 1997

10.06 Purchase Agreement dated as of May 13, 1998 by and among Fayrewood plc, Doctor Buylines Limited, Interface Systems International Limited and Interface Systems, Inc. -- incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated June 3, 1998

10.07 Deed of Variation dated as of May 19, 1998 by and among Fayrewood plc, Doctor Buylines Limited, Interface Systems International Limited and Interface Systems, Inc. -- incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated June 3, 1998

10.08 Deed of Release dated as of May 13, 1998 by and among The First National Bank of Chicago, Interface Systems International Limited and Interface Systems, Inc. -- incorporated by reference to
              Exhibit 2.3 to the Company's Form 8-K dated June 3, 1998

21            Subsidiaries of the Registrant

23.01         Consent of Arthur Andersen, LLP

23.02         Consent of BDO Seidman, LLP

27            Financial Data Schedule


--------------------------

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