Form 10-Q
period 1998-12-31
INTERFACE SYSTEMS INC
filed 1999-02-16
CIK 714981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

         Common Stock, no par value, 4,469,626 shares as of February 1, 1999.

                             INTERFACE SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                       Page No.
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets at December 31, 1998
                 and September 30, 1998                                  3

              Consolidated Statements of Operations for the Quarters
                 Ended December 31, 1998 and 1997                        4

              Consolidated Statements of Cash Flows for the
                 Quarters Ended December 31, 1998 and 1997               5

              Notes to Consolidated Financial Statements                 6

     Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations                    7


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                           11


SIGNATURES                                                              12

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,           September 30,
                                                                           1998                   1998
                                                                       ------------           -------------
                                                                        (unaudited)
                                              ASSETS
Current assets:
   Cash and cash equivalents                                           $  1,257,742           $    128,234
   Accounts receivable, net                                               3,264,864              3,892,511
   Refundable income taxes                                                   36,357              1,507,634
   Inventories                                                            1,648,959              2,218,887
   Other current assets                                                     118,871                166,985
   Current assets of discontinued operations                                437,652                519,753
                                                                       ------------           ------------
          Total current assets                                            6,764,445              8,434,004
Property and equipment, net                                               3,374,249              3,443,349
Goodwill, net                                                               928,451                974,888
Software development costs, net                                              67,912                 90,549
Other assets                                                                217,889                234,280
                                                                       ------------           ------------
                                                                       $ 11,352,946           $ 13,177,070
                                                                       ============           ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $  1,071,751           $  1,392,146
   Accrued expenses                                                         660,130                877,359
   Deferred revenue                                                         681,144                684,406
   Notes payable                                                              --                 1,350,000
   Current portion of long-term debt                                         50,200                 50,200
   Current liabilities of discontinued operations                           673,386                789,581
                                                                       ------------           ------------
          Total current liabilities                                       3,136,611              5,143,692

Long-term debt                                                              108,133                120,633
Stockholders' equity:
   Common stock, no par value, 12,500,000 shares authorized;
     4,469,626 and 4,452,349 shares issued and outstanding at
     December 31, 1998 and September 30, 1998, respectively              11,103,866             11,059,810
   Cumulative translation adjustment                                        (38,521)               (59,824)
   Accumulated deficit                                                   (2,957,143)            (3,087,241)
                                                                       -------------          -------------
          Total stockholders' equity                                      8,108,202              7,912,745
                                                                       ------------           ------------
                                                                       $ 11,352,946           $ 13,177,070
                                                                       ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Quarters ended December 31,
                                                                        ----------------------------------
                                                                            1998                   1997
                                                                        ----------------------------------
                                                                                    (unaudited)

Net revenues                                                             $5,211,186             $5,623,214
Cost of revenues                                                          2,101,439              2,391,938
                                                                        -----------             ----------
       Gross profit                                                       3,109,747              3,231,276
Expenses:
   Product development                                                      913,212                903,928
   Selling, general and administrative                                    2,106,519              2,176,309
                                                                        -----------            -----------
       Operating income from
         continuing operations                                               90,016                151,039
Interest expense                                                            (13,540)                (5,736)
Other income                                                                 62,622                  6,349
                                                                        ------------           -----------
Income from continuing
          operations before income taxes                                    139,098                151,652
Income tax benefit                                                            9,000                  --
                                                                        -----------            -----------
Income from continuing operations                                           130,098                151,652
Loss from discontinued operations                                             --                  (214,280)
                                                                        -----------            ------------
Net income (loss)                                                       $   130,098            $   (62,628)
                                                                        ===========            ============

Basic and diluted income (loss) per share:
  Income from continuing operations                                     $      0.03            $      0.03
  Income (loss) from discontinued operations                                   --                    (0.04)
                                                                        -----------            ------------
Net income (loss) per share                                             $      0.03            $     (0.01)
                                                                        ===========            ===========

Weighted average common shares outstanding                                4,458,108              4,408,384
                                                                        ===========            ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Quarters ended December 31,
                                                                            1998                    1997
                                                                            ----                    ----
                                                                                   (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                  $     130,098           $   (62,628)
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                          281,683               627,765
      Change in operating assets and liabilities:
       Accounts receivable                                                   627,647               899,605
       Refundable income taxes                                             1,471,277               (59,028)
       Inventories                                                           569,928               417,912
       Prepaid expenses and other                                             48,114               444,240
       Other assets                                                             (816)               (9,532)
       Accounts payable                                                     (320,395)             (184,398)
       Accrued expense                                                      (217,229)             (152,251)
       Deferred revenue                                                       (3,262)              (97,630)
    Discontinued operations - depreciation
       and working capital changes                                           (34,094)             (221,227)
                                                                         ------------          ------------
     Net cash used provided by operating activities                        2,552,951             1,602,828
                                                                         -----------           -----------

Cash flows from investing activities-
    Additions to property and equipment                                     (126,302)             (114,443)
                                                                       --------------          ------------

Cash flows from financing activities:
    Change in notes payable                                               (1,350,000)           (1,040,491)
    Proceeds from issuance of stock                                           44,056                 --
    Reduction of long-term debt                                              (12,500)              (12,500)
                                                                       --------------          ------------
     Net cash used in financing activities                                (1,318,444)           (1,052,991)
                                                                       --------------          ------------

Effect of exchange rate changes on cash                                       21,303                57,834
                                                                       -------------           -----------

Net increase in cash and cash equivalents                                  1,129,508               493,228
Cash and cash equivalents, beginning of period                               128,234               830,086
                                                                       -------------           -----------
Cash and cash equivalents, end of period                               $   1,257,742           $ 1,323,314
                                                                       =============           ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $      13,540           $    5,736
                                                                       =============           ==========
    Cash refunded for income taxes                                     $   1,462,277           $    --
                                                                       =============           ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                             INTERFACE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The interim consolidated financial statements of Interface Systems, Inc. have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the financial statements for the year ended September 30, 1998 and notes thereto included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended December 31, 1998 may not be indicative of the results to be expected for future quarters or the fiscal year ending September 30, 1999.

Certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation. As more thoroughly discussed in Note 2, Interface Systems International, Ltd. ("ISIL") is presented as a discontinued operation for all periods presented.

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

3.  Line-of-Credit and Notes Payable

The Company has a $3.5 million bank credit facility that matures on February 28, 1999. As of December 31, 1998, there were no borrowings outstanding under this facility. Advances bear interest at the bank's prime rate (8.25% at December 31, 1998) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, $3.5 million was available to the Company as of December 31, 1998.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of December 31, 1998, the Company was in compliance with the bank covenants.

4.   Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information", and No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 131 for its fiscal year ending September 30, 1999 and SFAS No. 133 for fiscal 2000. These adoptions are not expected to affect results of operations or financial position but may require either additional disclosure or modification of previous disclosures.

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" for the quarter ended December 31, 1998. SFAS No. 130 requires disclosure of comprehensive income and its components, however it has no impact on the Company's net income or stockholders' equity. Comprehensive income is the total of net income and all other non-owner changes in equity. The components of comprehensive income, net of tax, are as follows:


                                                                               Quarters ended December 31,
                                                                             -----------------------------
                                                                                  1998             1997
                                                                                  ----             ----
Net income (loss)                                                            $   130,098        $(  62,628)
Change in foreign currency translation                                            21,303            57,834
                                                                             -----------        ----------
Comprehensive income (loss)                                                  $   151,401        $   (4,794)
                                                                             ===========        ===========

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

RESULTS OF OPERATIONS

Net Revenues. Revenues for the first quarter ended December 31, 1998 were $5.2 million, a decrease of 7.3% over revenues of $5.6 million for the first quarter of fiscal 1998. The decrease was due primarily to decreased sales of the Company's Cleo Enterprise Networking products, which are impacted by large corporate orders, partially offset by increased sales of Document Server and e-Statement Direct software products.

Cost of Revenues. Cost of revenues were $2.1 million and $2.4 million, or 40.3% and 42.5% of net revenues for the quarters ended December 31, 1998 and 1997, respectively. During the first quarter of fiscal 1999, cost of revenues decreased as a percentage of net revenues primarily due to a decrease in non-recurring charges for inventory obsolescence and capitalized software development costs. Cost of revenues includes amortization of capitalized software development costs of $23,000 and $355,000 for the quarters ended December 31, 1998 and 1997, respectively. Cost of revenues also includes charges of $158,000 and $48,000 for inventory obsolescence during the quarter ended December, 1998 and 1997, respectively. Additionally, the decrease in cost of revenues as a percentage of net revenues resulted from increased sales of higher margin software products as a percentage of net revenue.

Product Development Costs. Product development costs were $913,000 and $903,000, or 17.5% and 16.1% of net revenues for the quarters ended December 31, 1998 and 1997, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.1 million and $2.2 million, or 40.2% and 38.7% of net revenues for the quarters ended December 31, 1998 and 1997, respectively. The absolute dollar decrease was primarily due to the Company's efforts to reduce its general and administrative expenses.

Income Taxes. The income tax provision for the quarter ended December 31, 1998 includes federal alternative minimum taxes and the utilization of approximately $380,000 of net operating loss carryforwards. The Company has net operating loss carryforwards of approximately $8.6 million available to offset future taxable income through fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's primary sources of liquidity included cash and cash equivalents of $1.3 million and a short-term credit facility with a bank providing for $3.5 million of borrowings, of which $3.5 million was available.

The Company met its liquidity needs during the first quarter of fiscal 1999 primarily through cash generated from operating activities of $2.6 million. Cash provided by operating activities was primarily the result of refunded income taxes, net income before depreciation and amortization expense and lower accounts receivable and inventories offset in part by decreases in accounts payable and accrued expenses.

Cash used in financing activities was $1.3 million in the first quarter of fiscal 1999 primarily due to repayment of borrowings under the Company's bank credit facility as a result of improved operating cash flow.

The Company has a $3.5 million bank credit facility that expires on February 28, 1999. As of December 31, 1998, there were no borrowings outstanding under this facility. Advances bear interest at the bank's prime rate (8.25% at December 31, 1998) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, $3.5 million was available to the Company as of December 31, 1998.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of December 31, 1998, the Company was in compliance with the bank covenants.

The Company believes that its existing cash balances, available credit facility and future operating cash flows will be sufficient for near term operating needs. The Company believes it will renew its bank credit facility prior to expiration of the facility. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties Relating to Forward-Looking Statements."

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

The Company has incurred costs of approximately $85,000 to date and presently expects to incur an additional $115,000 in the future to address Year 2000 compliance issues. Such costs consist primarily of the cost of replacing non-compliant internal IT system software and upgrading or replacing non-compliant personal computer and network hardware and software, but do not include internal staff costs, which the Company has not separately tracked. The Company would have incurred many of the costs for these efforts in any event because of the normal process of internal IT system upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in the remediation process or unanticipated difficulties in completing the remediation in a timely fashion.

While the Company believes that its efforts to address Year 2000 issues for which it is responsible should be successful, a description of its most reasonably likely worse case Year 2000 scenarios have been described above. In addition, it is possible that there will be undetected errors or defects associated with Year 2000 in the Company's current products and internal systems or those of its principal vendors. If any of the foregoing scenarios should occur, it is possible that the Company could be involved in litigation. In addition, although the Company does not believe that it has any obligation to make prior versions of its products Year 2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. Because of the relative lack of litigation concerning the Year 2000 issue, it is uncertain how such issues may affect the Company. In the event of litigation or one or more of the worst case Year 2000 scenarios described above, the Company's financial condition and results of operation could be materially adversely affected.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis of Results of Operations" contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for the Company's products and services; changes in Company strategy; product life cycles; competitive factors (including the introduction or enhancement of competitive products); pricing pressures; the Company's success in and expense associated with developing, introducing and shipping new products; software defects and latent technological deficiencies in new products; changes in operating expenses; inability to attract or retain consulting, sales and/or engineering talent; changes in customer requirements; evolving industry standards; and the impact of undetected errors or defects associated with the Year 2000 date function on the Company's current products and internal systems.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk exposure.


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


                                 INTERFACE SYSTEMS, INC.

Date:   February 10, 1999        /S/ John R. Ternes
                                 ------------------------------------------
                                 John R. Ternes
                                 Vice President and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                        Description
-----------                        -----------
     27                            Financial Data Schedule