Form 10-Q
period 1999-03-31
INTERFACE SYSTEMS INC
filed 1999-05-17
CIK 714981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         Common Stock, no par value, 4,469,626 shares as of March 31, 1999.

                             INTERFACE SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets at March 31, 1999
                     and September 30, 1998                                  3

                  Consolidated Statements of Operations for the Quarter
                     and Six Month Periods Ended March 31, 1999 and 1998     4

                  Consolidated Statements of Cash Flows for the
                    Six Months Ended March 31, 1999 and 1998                 5

                  Notes to Consolidated Financial Statements                 6

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    7


         Item 3.  Quantitative and Qualitative
         Disclosures about Market Risk                                      10

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders        11


         Item 6. Exhibits and Reports on Form 8-K                           11



SIGNATURES                                                                  11

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         March 31,          September 30,
                                                                           1999                1998
                                                                       -------------       --------------
                                                                        (unaudited)

                                              ASSETS
Current assets:
   Cash and cash equivalents                                            $  1,098,622      $    301,206
   Accounts receivable, net                                                3,352,888         4,162,320
   Refundable income taxes                                                    47,760         1,507,634
   Inventories                                                             1,641,364         2,218,887
   Prepaid expenses and other                                                298,311           243,957
                                                                        ------------      ------------
             Total current assets                                          6,438,945         8,434,004

Property and equipment, net                                                3,291,060         3,443,349
Goodwill, net                                                                882,014           974,888
Software development costs, net                                               45,275            90,549
Other assets                                                                 198,789           234,280
                                                                        ------------      ------------
                                                                        $ 10,856,083      $ 13,177,070
                                                                        ============      ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  1,270,265      $  1,392,146
   Accrued expenses                                                        1,136,479         1,666,940
   Deferred Revenue                                                          608,720           684,406
   Notes payable                                                                   0         1,350,000
   Current portion of long-term debt                                          50,200            50,200
                                                                        ------------      ------------
             Total current liabilities                                     3,065,664         5,143,692

Long-term debt                                                                95,633           120,633

Stockholders' equity:
   Common stock, no par value,
     12,500,000 shares authorized; 4,469,626 and 4,452,349
     shares issued and outstanding at March 31, 1999
     and September 30, 1998, respectively                                 11,103,866        11,059,810
   Cumulative translation adjustment                                         (10,192)          (59,824)
   Accumulated Deficit                                                    (3,398,888)       (3,087,241)
                                                                        ------------      ------------
          Total stockholders' equity                                       7,694,786         7,912,745
                                                                        ------------      ------------
                                                                        $ 10,856,083      $ 13,177,070
                                                                        ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Quarter ended                    Six months ended
                                                             March 31,                          March 31,
                                                     1999              1998               1999              1998
                                                     ----              ----               ----              ----
                                                              (unaudited)                          (unaudited)

Net revenues                                     $  4,862,042      $  5,066,318      $ 10,073,228      $ 10,690,528
Cost of revenues                                    2,066,374         2,336,183         4,167,813         4,728,124
                                                 ------------      ------------      ------------      ------------
       Gross profit                                 2,795,668         2,730,135         5,905,415         5,962,404
Expenses:
   Product development                                987,154           944,285         1,900,366         1,848,213
   Selling, general and administrative              2,263,920         1,890,463         4,370,439         4,067,765
                                                 ------------      ------------      ------------      ------------
       Operating income (loss) from
         continuing operations                       (455,406)         (104,613)         (365,390)           46,426
Interest expense                                       (3,572)          (15,643)          (17,112)          (21,372)
Other income                                            8,233            19,543            70,855            25,885
                                                 ------------      ------------      ------------      ------------
       Income (loss) from continuing
          operations before income taxes             (450,745)         (100,713)         (311,647)           50,939
Income tax benefit                                     (9,000)         (122,000)               --          (122,000)
                                                 ------------      ------------      ------------      ------------
Income (loss) from continuing operations             (441,745)           21,287          (311,647)          172,939
Income (loss) from discontinued operations                 --          (533,963)               --          (748,243)
Loss on disposal of discontinued operations                --        (1,791,000)               --        (1,791,000)
                                                 ------------      ------------      ------------      ------------
Net loss                                         $   (441,745)     $ (2,303,676)     $   (311,647)     $ (2,366,304)
                                                 ============      ============      ============      ============

Basic and diluted income (loss) per share:
  Income (loss) from continuing operations       $      (0.10)     $       0.01      $      (0.07)     $       0.04
  Income (loss) from discontinued operations               --             (0.53)               --             (0.57)
                                                 ------------      ------------      ------------      ------------
Net loss per share                               $      (0.10)     $      (0.52)     $      (0.07)     $      (0.53)
                                                 ============      ============      ============      ============

Weighted average shares outstanding                 4,469,626         4,424,950         4,463,867         4,424,950
                                                 ============      ============      ============      ============







The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Six Months Ended March 31,
                                                              1999            1998
                                                              ----            ----
                                                                     (unaudited)
Cash flows from operating activities:
    Net loss                                              $  (311,647)     $(2,366,304)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                           558,040        1,132,489
      Loss on sale of discontinued operations                      --       (1,791,000)
      Deferred income taxes                                        --          116,000
      Change in operating assets and liabilities:
       Accounts receivable                                    809,432          301,869
       Refundable income taxes                              1,459,874         (325,452)
       Inventories                                            577,523          671,950
       Prepaid expenses and other                             (54,354)         440,829
       Other assets                                             1,774           41,666
       Accounts payable                                      (121,881)        (310,176)
       Accrued expenses                                      (530,461)         (66,805)
       Deferred revenue                                       (75,686)         (96,869)
    Discontinued operations - depreciation
       and working capital changes                                 --        3,646,601
                                                          -----------      -----------
     Net cash provided by operating activities              2,312,614        1,394,798
                                                          -----------      -----------

Cash flows from investing activities:
    Additions to property and equipment                      (233,886)         (83,211)
                                                          -----------      -----------

Cash flows from financing activities:
    Change in notes payable                                (1,350,000)      (1,031,191)
    Proceeds from issuance of common stock                     44,056               --
    Reduction of long-term debt                               (25,000)         (25,000)
                                                          -----------      -----------
     Net cash used in financing activities                 (1,330,944)      (1,056,191)
                                                          -----------      -----------

Effect of exchange rate changes on cash                        49,632          (36,899)
                                                          -----------      -----------

Net increase in cash and cash equivalents                     797,416          218,497
Cash and cash equivalents, beginning of period                301,206          830,086
                                                          -----------      -----------
Cash and cash equivalents, end of period                  $ 1,098,622      $ 1,048,583
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

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for any future period or for the entire year.

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

3.  LINE OF CREDIT AND NOTES PAYABLE

The Company has a $3.5 million bank credit facility that matures on February 28, 2000. As of March 31, 1999, there were no borrowings outstanding under this facility. Advances bear interest at the bank's prime rate (8.25% at March 31, 1999) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $2.0 million was available to the Company as of March 31, 1999.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of March 31, 1999, the Company was in compliance with the bank covenants.

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



                                             Quarters ended March 31,           Six months ended March 31,
                                             ------------------------           --------------------------
                                               1999            1998              1999             1998
                                               ----            ----              ----             ----

Net Loss                                   $  (441,745)     $(2,303,676)     $  (311,647)     $(2,366,304)
Change in foreign currency translation          28,329          (94,733)          49,632          (36,899)
                                           -----------      -----------      -----------      -----------
Comprehensive Loss                         $  (413,416)     $(2,398,409)     $  (262,015)     $(2,403,203)
                                           ===========      ===========      ===========      ===========




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

RESULTS OF OPERATIONS

Net Revenues. Revenues for the second quarter ended March 31, 1999 were $4.9 million, a decrease of 4.0% over revenues of $5.1 million for the second quarter of fiscal 1998. Revenues for the first six months of fiscal 1999 were $10.1 million, a decrease of 5.8% over revenues of $10.7 million for the same period of fiscal 1998. The decrease for the quarter and six month periods was primarily due to decreased sales of Enterprise Network products, which are impacted by large corporate orders, and decreased sales of printer hardware products, which are being de-emphasized; partially offset by increased sales of Document Server software and sales of the Company's new Internet products, e-Statement Direct and e-Bill Manager(TM).

Cost of Revenues. Cost of revenues were $2.1 million and $2.3 million, or 42.5% and 46.1% of net revenues for the quarters ended March 31, 1999 and 1998, respectively; and $4.2 million and $4.7 million, or 41.4% and 44.2% of net revenues for the six months ended March 31, 1999 and 1998, respectively. For the quarter and six month periods, cost of revenues decreased as a percentage of net revenues due primarily to a decrease in non-recurring charges for capitalized software development costs and inventory obsolescence. Cost of revenues included amortization of capitalized software development costs of $23,000 and $353,000 for the quarters ended March 31, 1999 and 1998, respectively; and $45,000 and $708,000 for the six months ended March 31, 1999 and 1998, respectively. Cost of revenues also included charges for inventory obsolescence of $50,000 for the quarter ended March 31, 1999; and $208,000 and $48,000 for the six months ended March 31, 1999 and 1998, respectively.

Product Development Costs. Product development costs were $987,000 and $944,000, or 20.3% and 18.6% of net revenues for the quarters ended March 31, 1999 and 1998, respectively; and $1.9 million and $1.8 million, or 18.9% and 17.3% of net revenues for the six months ended March 31, 1999 and 1998, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.3 million and $1.9 million, or 46.6% and 37.3% of net revenues for the quarters ended March 31, 1999 and 1998, respectively; and were $4.4 million and $4.1 million, or 43.4% and 38.1% of net revenues for the six months ended March 31, 1999 and 1998, respectively. The absolute dollar increase for both periods was primarily due to an increase in sales and marketing expenses for additional staffing and marketing programs to promote sales of Document Server software and the Company's new Internet products, e-Statement Direct and e-Bill Manager(TM).

Income Taxes. The company has net operating loss carry forwards of approximately $8.6 million available to offset future taxable income through fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's primary sources of liquidity included cash and cash equivalents of $1.1 million and a short-term credit facility with a bank providing for $3.5 million of borrowings, of which approximately $2.0 million was available.

The Company met its liquidity needs during the first six months of fiscal 1999 primarily through cash generated from operating activities of $2.3 million. Cash provided by operating activities was primarily the result of refunded income taxes of $1.5 million, non-cash depreciation and amortization expense of $558,000, lower accounts receivable of $809,000 and lower inventories of $578,000 offset in part by a decrease in accounts payable of $530,000.

Cash used in financing activities was $1.3 million in the first six months of fiscal 1999 primarily due to repayment of borrowings under the Company's bank credit facility as a result of improved operating cash flow.

The Company has a $3.5 million bank credit facility that expires on February 28, 2000. As of March 31, 1999, there were no borrowings outstanding under this facility. Advances bear interest at the bank's prime rate (8.25% at March 31, 1999) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $2.0 million was available to the Company as of March 31, 1999.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of March 31, 1999, the Company was in compliance with the bank covenants.

The Company believes that its existing cash balances, available credit facility and future operating cash flows will be sufficient for near term operating needs. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. The extent to which such sources will be sufficient to meet the Company's anticipated cash requirements is subject to a number of uncertainties including the ability of the Company's operations to generate sufficient cash to support operations, and other uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties Relating to Forward-Looking Statements."

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

The Company has incurred costs of approximately $100,000 to date and presently expects to incur an additional $100,000 in the future to address Year 2000 compliance issues. Such costs consist primarily of the cost of replacing non-compliant internal IT system software and upgrading or replacing non-compliant personal computer and network hardware and software, but do not include internal staff costs, which the Company has not separately tracked. The Company would have incurred many of the costs for these efforts in any event because of the normal process of internal IT system upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in the remediation process or unanticipated difficulties in completing the remediation in a timely fashion.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on February 19, 1999 in Ann Arbor, Michigan. There was one matter voted on, which was the election of directors. All director nominees were elected. The following table sets forth the results of the voting.


 (1)  Name                                  Votes For              Votes Against
      ----------------                      ---------              -------------
     Garnel F. Graber                       3,889,235                  45,177
     Robert A. Nero                         3,892,319                  42,093
     Bruce E. Rhoades                       3,888,858                  45,554
     David C. Seigle                        3,890,082                  44,330
     Robert A. Seigle                       3,889,101                  45,311
     Lloyd A. Semple                        3,892,619                  41,793
     Thomas L. Thomas                       3,890,056                  44,350



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


                                           INTERFACE SYSTEMS, INC.

Date:   May 14, 1999                       /S/ John R. Ternes
                                           ------------------------------------
                                           John R. Ternes
                                           Vice President and Chief Financial
                                           Officer

                                 Exhibit Index
                                 -------------


Exhibit No.                        Description
-----------                        -----------

   27                              Financial Data Schedule