Form 10-Q
period 1999-06-30
INTERFACE SYSTEMS INC
filed 1999-08-16
CIK 714981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         Common Stock, no par value, 4,488,898 shares as of June 30, 1999.

                             INTERFACE SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets at June 30, 1999
                     and September 30, 1998                                                        3

                  Consolidated Statements of Operations for the Quarter
                     and Nine Month Periods Ended June 30, 1999 and 1998                           4

                  Consolidated Statements of Cash Flows for the
                    Nine Months Ended June 30, 1999 and 1998                                       5

                  Notes to Consolidated Financial Statements                                       6

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                          7

         Item 3.  Quantitative and Qualitative
         Disclosures about Market Risk                                                            10

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                 11


SIGNATURES                                                                                        11


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,            September 30,
                                                                           1999                  1998
                                                                         ---------           -------------
                                                                        (unaudited)
                                             ASSETS
Current assets:
   Cash and cash equivalents                                          $   1,617,762          $     301,206
   Accounts receivable, net                                               3,456,500              4,162,320
   Refundable income taxes                                                     --                1,507,634
   Inventories                                                            1,149,575              2,218,887
   Prepaid expenses and other                                               258,532                243,957
                                                                      -------------          -------------
             Total current assets                                         6,482,369              8,434,004

Property and equipment, net                                               3,245,777              3,443,349
Goodwill, net                                                               835,577                974,888
Software development costs, net                                              20,433                 90,549
Other assets                                                                 60,196                234,280
                                                                      -------------          -------------
                                                                      $  10,644,352          $  13,177,070
                                                                      =============          =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   1,146,053          $   1,392,146
   Accrued expenses                                                       1,076,561              1,666,940
   Deferred Revenue                                                         277,580                684,406
   Notes payable                                                               --                1,350,000
   Current portion of long-term debt                                         50,200                 50,200
                                                                      -------------          -------------
             Total current liabilities                                    2,550,394              5,143,692

Long-term debt                                                               83,133                120,633

Stockholders' equity:
   Common stock, no par value,
     12,500,000 shares authorized; 4,488,898 and 4,452,349
     shares issued and outstanding at June 30, 1999
     and September 30, 1998, respectively                                11,141,755             11,059,810
   Cumulative translation adjustment                                         39,205                (59,824)
   Accumulated Deficit                                                   (3,170,135)            (3,087,241)
                                                                      -------------          -------------
          Total stockholders' equity                                      8,010,825              7,912,745
                                                                      -------------          -------------
                                                                      $  10,644,352          $  13,177,070
                                                                      =============          =============

     The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Quarter ended                   Nine months ended
                                                                  June 30,                          June 30,
                                                           1999          1998               1999              1998
                                                           ----          ----               ----              ----
                                                              (unaudited)                          (unaudited)
Net revenues                                         $   5,201,865   $   4,826,340    $  15,275,093     $  15,515,872
Cost of revenues                                         1,996,230       2,020,051        6,164,043         6,748,172
                                                     -------------   -------------    -------------     -------------
       Gross profit                                      3,205,635       2,806,289        9,111,050         8,767,700
Expenses:
   Product development                                     931,926         952,704        2,832,292         2,800,916
   Selling, general and administrative                   2,006,338       1,927,006        6,376,777         5,994,773
                                                     -------------   -------------    -------------     -------------
       Operating income (loss) from
         continuing operations                             267,371         (73,421)         (98,019)          (27,989)
Interest expense                                            (3,091)         (7,397)         (20,203)          (28,769)
Other income                                                 9,384          13,960           80,239            40,839
                                                     -------------   -------------    -------------     -------------
       Income (loss) from continuing
          operations before income taxes                   273,664         (66,858)         (37,893)          (15,919)
Income tax provision (benefit)                              44,911              --           44,911          (122,000)
                                                     -------------   -------------    -------------     -------------
Income (loss) from continuing operations                   228,753         (66,858)         (82,894)          106,081
Loss from discontinued operations                               --              --               --          (748,243)
Loss on disposal of discontinued operations                     --              --               --        (1,791,000)
                                                     -------------   -------------    -------------     -------------
Net income (loss)                                    $     228,753   $     (66,858)   $     (82,894)    $  (2,433,162)
                                                     =============   =============    =============     =============

Basic and diluted income (loss) per share:
  Income (loss) from continuing operations           $        0.05   $       (0.02)   $       (0.02)    $        0.02
  Loss from discontinued operations                             --              --               --             (0.57)
                                                     -------------   -------------    -------------     -------------
Net income (loss) per share                          $        0.05   $       (0.02)   $      (0.02)     $       (0.55)
                                                     =============   =============    =============     =============

Weighted average shares outstanding                      4,476,050       4,434,083        4,472,211         4,427,944
                                                     =============   =============    =============     =============



The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended June 30,
                                                                           1999                    1998
                                                                           ----                    ----
                                                                                   (unaudited)
Cash flows from operating activities:
    Net loss                                                           $     (82,894)       $   (2,433,162)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation and amortization                                          773,964             1,385,001
      Loss on sale of discontinued operations                                     --             1,014,288
      Deferred income taxes                                                       --               118,279
      Change in operating assets and liabilities:
       Accounts receivable                                                   705,820                10,400
       Refundable income taxes                                             1,507,634              (325,452)
       Inventories                                                         1,069,312             1,033,482
       Prepaid expenses and other                                            (14,575)              560,561
       Other assets                                                          172,086                70,808
       Accounts payable                                                     (246,093)           (1,171,204)
       Accrued expenses                                                     (590,379)              102,811
       Deferred revenue                                                     (406,826)             (121,476)
    Discontinued operations - depreciation
       and working capital changes                                                --             2,188,307
                                                                       -------------         -------------
     Net cash provided by operating activities                             2,888,049             2,432,643
                                                                       -------------         -------------

Cash flows from investing activities:
    Proceeds from sale of discontinued operations                                 --             2,920,500
    Additions to property and equipment                                     (364,967)             (125,285)
                                                                       --------------        -------------
        Net cash provided by (used in) investing activities                 (364,967)            2,795,215
                                                                       --------------        -------------

Cash flows from financing activities:
    Change in notes payable                                               (1,350,000)           (6,020,111)
    Proceeds from issuance of common stock                                    81,945                69,868
    Reduction of long-term debt                                              (37,500)              (37,500)
                                                                       --------------        -------------
     Net cash used in financing activities                                (1,305,555)           (5,987,743)
                                                                       -------------         -------------

Effect of exchange rate changes on cash                                       99,029                54,005
                                                                       -------------         -------------

Net increase in cash and cash equivalents                                  1,316,556              (705,880)
Cash and cash equivalents, beginning of period                               301,206               830,086
                                                                       -------------         -------------
Cash and cash equivalents, end of period                               $   1,617,762         $     124,206
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

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended June 30, 1999 are not necessarily indicative of the results to be expected for any future period or for the entire year.

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

3.  LINE OF CREDIT AND NOTES PAYABLE

The Company has a $3.5 million bank credit facility that matures on February 28, 2000. As of June 30, 1999, there were no borrowings outstanding under this facility. Advances bear interest at the bank's prime rate (8.25% at June 30, 1999) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $1.7 million was available to the Company as of June 30, 1999.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of June 30, 1999, the Company was in compliance with the bank covenants.

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


                                                       Quarters ended June 30,            Nine months ended June 30,
                                                       -----------------------            --------------------------
                                                            1999       1998                  1999          1998
                                                            ----       ----                  ----          ----
Net income (loss)                                  $     228,753   $       (66,858)    $    (82,894)   $   (2,433,162)
Change in foreign currency translation                    49,397            90,904           99,029            54,005
                                                   -------------   ---------------     ------------    --------------
Comprehensive income (loss)                        $     278,150   $        24,046     $     16,135    $   (2,379,157)
                                                   =============   ===============     ============    ==============



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

RESULTS OF OPERATIONS

Net Revenues. Revenues for the third quarter ended June 30, 1999 were $5.2 million, an increase of 7.8% over revenues of $4.8 million for the third quarter of fiscal 1998. The increase for the quarter was primarily due to increased sales of Document Server software, of the Company's new Internet Application software products, MyCopy(TM) and e-Bill Manager(TM) and of Cleo e-Commerce products; partially offset by decreased sales of printer hardware products, which are being de-emphasized. Revenues for the first nine months of fiscal 1999 were $15.3 million, a decrease of 1.6% over revenues of $15.5 million for the same period of fiscal 1998. The decrease for the nine month period was primarily due to decreased sales of printer hardware and Enterprise Network products, partially offset by increased sales of Document Server and Internet Application software and Cleo e-Commerce products.

Cost of Revenues. Cost of revenues were $2.0 million and $2.0 million, or 38.4% and 41.9% of net revenues for the quarters ended June 30, 1999 and 1998, respectively; and $6.2 million and $6.7 million, or 40.4% and 43.5% of net revenues for the nine months ended June 30, 1999 and 1998, respectively. For the quarter and nine month periods, cost of revenues decreased as a percentage of net revenues due primarily to a decrease in non-recurring charges for capitalized software development costs and to an increase in sales of higher margin software products as a percentage of total revenues. Cost of revenues included amortization of capitalized software development costs of $23,000 and $46,000 for the quarters ended June 30, 1999 and 1998, respectively; and $68,000 and $754,000 for the nine months ended June 30, 1999 and 1998, respectively.

Product Development Costs. Product development costs were $932,000 and $953,000, or 17.9% and 19.7% of net revenues for the quarters ended June 30, 1999 and 1998, respectively; and $2.8 million and $2.8 million, or 18.5% and 18.1% of net revenues for the nine months ended June 30, 1999 and 1998, respectively. In future periods, product development expense is expected to increase in absolute dollars and as a percentage of net revenues due to efforts to enhance existing products and to develop new products, including the Company's new Internet Application products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.0 million and $1.9 million, or 38.6% and 39.9% of net revenues for the quarters ended June 30, 1999 and 1998, respectively; and were $6.4 million and $6.0 million, or 41.7% and 38.6% of net revenues for the nine months ended June 30, 1999 and 1998, respectively. The absolute dollar increase for both periods was primarily due to an increase in sales and marketing expenses for additional staffing and marketing programs to promote sales of Document Server software and the Company's new Internet products, e-Statement Direct and e-Bill Manager(TM).

Income Taxes. The company has net operating loss carry forwards of approximately $8.6 million available to offset future taxable income through fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's primary sources of liquidity included cash and cash equivalents of $1.6 million and a short-term credit facility with a bank providing for $3.5 million of borrowings, of which approximately $1.7 million was available.

The Company met its liquidity needs during the first nine months of fiscal 1999 primarily through cash generated from operating activities of $2.9 million. Cash provided by operating activities was primarily the result of refunded income taxes of $1.5 million, non-cash depreciation and amortization expense of $774,000, lower accounts receivable of $705,000 and lower inventories of $1,069,000 offset in part by a decrease in accounts payable of $246,000 and accrued expenses of $590,000.

Cash used in financing activities was $1.3 million in the first nine months of fiscal 1999 primarily due to repayment of borrowings under the Company's bank credit facility as a result of improved operating cash flow.

The Company has a $3.5 million bank credit facility that expires on February 28, 2000. As of June 30, 1999, there were no borrowings outstanding under this facility. Advances bear interest at the bank's prime rate (8.25% at June 30, 1999) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, approximately $1.7 million was available to the Company as of June 30, 1999.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of June 30, 1999, the Company was in compliance with the bank covenants.

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

All of the Company's critical vendors have been queried as to their Year 2000 preparedness. For the few that have not responded satisfactorily, alternative sources have been identified.

The Company has completed the assessment of its principal internal IT software systems and its personal computer and network hardware and software for Year 2000 compliance. The Company has replaced its accounting software and is in the process of replacing IGK's customer order tracking system with a third party product. The Company believes that this system will be replaced by September 1999 and that, except for this system, its principal internal IT software systems and its personal computer and network hardware and software are Year 2000 compliant.

The Company has incurred costs of approximately $150,000 to date and presently expects to incur an additional $35,000 in the future to address Year 2000 compliance issues. Such costs consist primarily of the cost of replacing non-compliant internal IT system software and upgrading or replacing non-compliant personal computer and network hardware and software, but do not include internal staff costs, which the Company has not separately tracked. The Company would have incurred many of the costs for these efforts in any event because of the normal process of internal IT system upgrades. These cost estimates are subject to a number of uncertainties, which could result in actual costs exceeding the estimated amounts including, but not limited to, undetected errors or defects discovered in the remediation process or unanticipated difficulties in completing the remediation in a timely fashion.

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


                                       INTERFACE SYSTEMS, INC.

Date:   August 16, 1999               /S/ John R. Ternes
                                      ------------------------------------------
                                      John R. Ternes
                                      Vice President and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule