Form 10-K
period 1999-09-30
INTERFACE SYSTEMS INC
filed 1999-12-29
CIK 714981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                   OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                               -------   --------

                         Commission File Number 0-10902

                             INTERFACE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                       38-1857379
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

5855 INTERFACE DRIVE, ANN ARBOR, MICHIGAN                      48103
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates as of December 1, 1999, computed by reference to the closing price per share for such stock on the Nasdaq Stock Market National Market on such date, was approximately $55,364,000 (assuming, but not admitting for any purpose, that all executive officers and directors of the registrant may be deemed affiliates).

The number of shares outstanding of the registrant's common stock as of December 1, 1999 was 4,555,045.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                 Part of Form 10-K Report
Portions of Proxy Statement for the               into which it is incorporated
2000 Annual Meeting of Stockholders                        Part III
(the "2000 Proxy Statement")

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

      The Company is currently completing a transition plan that focused on the movement from the manufacturing of hardware (printers, circuit boards, and peripheral equipment) to the development and marketing of higher margin and higher growth software solutions. The progress related to the plan is evidenced by the current structure of the Company. Currently, the Company is organized around two software solutions groups: L2i(TM)(Legacy-to-Internet) and Cleo.

      The Company's L2i(TM) solutions integrate legacy systems with the Internet by transforming and distributing mainframe content. The Company specializes in electronic delivery of statements and other legacy content to the Internet, fax, e-mail, and other destinations, as well as Internet bill presentment and payment. Also included within the Legacy-to-Internet solutions, is the Company's Document Server technology. This product was developed from the Company's core competency; MyCopy(TM) and e-Bill Bridge(TM) software products are built on the Document Server platform and expertise.

      The Cleo solutions assist companies with the connection of their personal computers to legacy mainframes. This product group also is utilized to manage communications and to transport files from the mainframe to EDI("Electronic Data Interchange") or e-commerce networks.

      As part of the Company's transition plan, it has elected to cease or discontinue several non-strategic components of the historical business. First, the Company, in May of 1998, sold its wholly-owned subsidiary, Interface Systems International, Ltd. ("ISIL"), which was a United Kingdom based wholesale distributor of laser printers, personal computers, and supplies from third party manufacturers. Next, the Company terminated the design and manufacturing of mainframe and midrange printers and in June of 1999 sold its printer service business. Lastly, in December, 1999, the Company sold its other wholly-owned subsidiary, IGK Industries, Inc. ("IGK"), which manufactured printed circuit boards.

      This "Business" section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties, including but not limited to those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties Relating to Forward - Looking Statements."

L2I(TM) (LEGACY-TO-INTERNET)

      The L2i solutions consist of Document Server, MyCopy(TM) and e-Bill Bridge(TM) as more fully described below:

      DOCUMENT SERVER is a foundation technology of the Company which addresses a fundamental market need to integrate legacy/host information with remote networks and the Internet. The product is designed to accept any print stream or other type of legacy system content and convert the information to any other print stream, fax format, or Adobe's Portable Data Format ("PDF"), HTML or XML which can be delivered via the Web or e-mail. Additionally, the output can be routed to COLD ("Computer Output to Laser Disk") systems, CD-ROM, Web servers, or workflow systems. This technology can be implemented without changes to the legacy application.

      The product runs under Microsoft Windows NT and supports all IBM mainframe and AS 400 AFP ("Advanced Function Presentation") environments, as well as Xerox Metacode environments. In Systems Network Architecture ("SNA") environments it attaches via: Channel, Token Ring, Ethernet, SDLC, or X-25. The product supports the following inputs and more: AFP, IPDS, SCS, Metacode, Postscript, PCL, and ASCII. The output formats include IPDS, Metacode, Postscript, PCL, ASCII, PDF, TIFF, HTML, XML, Fax, and e-mail.

      MYCOPY(TM) is an application product built on the Company's Document Server technology. It is specifically designed to enable financial services firms to deliver client statements, trade confirmations, proxy reports, and other communication available to brokers and clients via the Internet. This application can be implemented quickly without any modifications to the firm's existing legacy system. The solution addresses the strategic need for firms to reach customers in more valuable ways. It also addresses the market need to reduce the costs of printing and mailing massive numbers of documents and to improve the speed of delivery to clients. It takes advantage of the accessibility, interactivity and speed of the Internet, as well as the firm's secure Intranet or private network.

      In operation, MyCopy converts statement information contained in a firm's existing print stream into Internet-compatible formats such as HTML, XML, or PDF. This eliminates the need for paper-based statements or microfiche. The broker or client can then access these statements via a Web browser. The statements are stored on a secure, password-protected area of the firm's own Web site or Intranet. Brokers can also use MyCopy to fax or e-mail copies of statements to clients. Financial services firms find the major benefits of MyCopy to be reduced costs, improved customer service, enhanced broker productivity, and increased Web marketing opportunities.

      E-BILL BRIDGE(TM) is designed to quickly enable a firm to implement an Electronic Bill Presentment & Payment system ("EBPP"). EBPP is a process in which a biller presents bills to individual customers via the Internet and, in turn, receives payment electronically. Major vendors of EBPP software platforms are TransPoint, Checkfree, Bluegill, Oracle, Just-In-Time Systems, and NetDelivery.

      The product enables the EBPP product's use by meeting the challenge of quickly and cost effectively integrating legacy billing systems with the respective EBPP vendor's software product platforms. Populating EBPP systems with legacy billing data entails a number of steps that include acquiring the legacy data, mapping and translating to the chosen EBPP system, and presentation in HTML. e-Bill Bridge eliminates the need to rely on hand coded implementations. The product also contains capabilities to receive customer registration information from the EBPP system and also receives payment data, which is then applied to the biller's accounts receivable system. EBPP implementation time can be reduced and the long-term management of the EBPP process enhanced by use of the product instead of a custom programming approach.

CLEO

      The Cleo solutions group has two major focuses: IBM mainframe connectivity and electronic commerce communications. The IBM mainframe connectivity technology covers all of the legacy protocols (e.g. 3270, 3770, and APPC) running on UNIX servers and or personal computers as well as the new TN 3270 protocols used in the new Internet network architecture. These solutions have been successfully marketed to major retail store operations as part of their overall business application systems.

      The electronic commerce communication solutions cover the legacy protocols of 3780 and asynchronous communications in addition to the new TCP/IP protocol utilized in the Internet. This technology is used by major EDI service providers and major companies in a variety of industries.

DISTRIBUTION BUSINESS

      In May 1998, the Company sold substantially all assets and certain liabilities of its ISIL distribution business.

CIRCUIT BOARD BUSINESS

      The Company, through its wholly owned subsidiary IGK, manufactures printed circuit boards. The circuit boards are single sided, double sided and multi-layered, with up to 10 layers. In December of 1999, the Company sold all of the assets and current liabilities of IGK.

MARKETING

      The Company's customers include Fortune 1000 companies, partners, distributors, VAR's and independent software vendors. The Company sells its products domestically utilizing direct advertising, Company sales personnel, and distributors. The Company has sales offices and personnel in Ann Arbor, Michigan; Boston, Massachusetts; Loves Park, Illinois; and Chadds Ford, Pennsylvania.

      Sales of the Company's core business products in Europe and the Middle East are made through the Company's U.K. sales operation, which sells direct as well as to OEM's and other distributors.

      The following table sets forth certain information with respect to the Company's domestic and foreign revenues from continuing operations during the fiscal years ended September 30, 1999, 1998 and 1997 (in thousands):

                          1999           1998           1997
                          ----           ----           ----
Domestic Revenues        $18,156        $19,884        $17,157
Foreign Revenues           2,013          1,727          1,928
                         -------        -------        -------
Net Revenues             $20,169        $21,611        $19,085
                         =======        =======        =======


      See "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Note 11 to Notes to Consolidated Financial Statements for required industry segment and geographical disclosures.

      The Company markets its technology solutions primarily to Fortune 1000 companies. The Company's customers include ADP Brokerage Services, Advest, BankBoston, Bell South, CVS Corporation, Digital Equipment Corp., Eckerd Drug, Electronic Data Systems Corp., the Internal Revenue Service, IBM, Kroger Company, Lucent Technologies, Boeing Computer Services, Honda of America MFG, Inc., McDonnell Douglas Aerospace Information Services Co., Merrill Lynch, Northwest Airlines, Philadelphia Electric Company (PECO), Prudential Securities, Inc., Qwest, Rite Aid Corporation, Sears Roebuck and Co., Sterling Commerce, Inc., Stifel Nicholas and Company, and TransPoint.

MANUFACTURING AND SUPPLY

      IGK, which was sold in December 1999, manufactures printed circuit boards that are sold to Interface Systems and to other customers. The Company has purchased and designed a variety of assembly and test equipment to reduce the cost and ensure the quality of the assembly process. A computerized system developed for the Company is used to manage purchasing, production, scheduling and inventory.

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

      Competition for the Legacy-to-Internet solutions is from a variety of companies selling software transformation products. Oftentimes these companies are privately-held and they sometimes have greater resources to dedicate to product development, marketing, and public relations. This is critical when operating in markets where awareness of the technology is essential.

      Competition for the Cleo solutions is primarily from changing network technology. Cleo's current technology is well established in the marketplace. However, the established and proven protocols (e.g. 3780, 3270, and SNA) where the company has a leadership position are being slowly replaced by TCI/IP in connection with the Internet. Cleo's challenge is to adapt to these changing network requirements with their TN3270 and Lexicom technology.

      The Company's business is subject to the industry trend toward open systems approaches, to the further development of Windows NT and UNIX, and the extension of legacy systems to intranets and the Internet. The Company believes these trends offer new opportunities as well as new competition, for the Company's Legacy-to-Internet and Cleo solutions.

      Competition in Europe for core business product sales is similar to that in the United States.

PRODUCT DEVELOPMENT

      Since its inception the Company has maintained a product development program and continues to supplement existing research and development capabilities through active recruiting of technical personnel and development of proprietary technology.

      In 1999, the Company's Ann Arbor research and development efforts have been restructured to concentrate on the development of its Legacy-to-Internet based initiatives including Document Server, MyCopy(TM) and e-Bill Bridge(TM). All other products including Cleo EN and Cleo EC are maintained and enhanced by a separate, distinct staff. The staff currently consists of software developers dedicated to the task of creating the Company's Legacy-to-Internet products. In order to support the changing environments of the Internet market, the development team has recently changed to an object-oriented development methodology using Java as a primary development tool.

      The Company places emphasis on research and product development and the employment of highly skilled and motivated individuals in these areas. Management believes that a strong product development staff is an important factor contributing to the Company's ability to compete successfully in the markets in which its products are sold. During the fiscal years ended September 30, 1999, 1998 and 1997, the Company expended approximately $3.9 million, $3.7 million and $3.7 million, respectively, for product development. These figures do not include software development costs which are capitalized under Financial Accounting Standards No. 86, of approximately $1.0 million for the fiscal year ended September 30, 1997. No such costs were capitalized for fiscal years ended 1999 or 1998. See Note 1 of Notes to Consolidated Financial Statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT & SERVICES DELIVERY

      The Company's customer service functions were reorganized in 1999 into a new Product & Service Delivery (PSD) department. PSD is responsible for successful implementation and support of the Company's core technology solutions. PSD functions include quality assurance, documentation and training, and technical support.

EMPLOYEES

      As of December 1, 1999, the Company employed approximately 150 employees. None of the Company's employees are represented by a collective bargaining agreement, and the Company believes its employee relations to be good.

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

ITEM 2.        PROPERTIES

      The Company's principal office occupies approximately 42,000 square feet located in Ann Arbor, Michigan. The facility was designed and built to the Company's specifications and the Company believes that it is adequate for its present and for its future operations. The Company also rents office space in Slough, England; Massachusetts; Pennsylvania; and Illinois. Annual rental expense for fiscal 2000 is expected to be $183,000.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on The NASDAQ Stock Market, Inc. National Market System under the symbol "INTF." The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported on The Nasdaq Stock Market, Inc. - National Market System:


                  FISCAL 1998                            HIGH                    LOW
                  -----------                            ----                    ---
                  First Quarter                        $ 3.50                  $ 2.06
                  Second Quarter                         3.75                    2.31
                  Third Quarter                          3.38                    2.63
                  Fourth Quarter                         3.19                    1.50

                  FISCAL 1999                            HIGH                    LOW
                  -----------                            ----                    ---
                  First Quarter                         $4.75                  $ 1.50
                  Second Quarter                         4.38                    1.94
                  Third Quarter                          3.50                    1.63
                  Fourth Quarter                        10.88                    3.13


      The last reported sale price for the Company's Common Stock on December 1, 1999, as reported on The Nasdaq Stock Market, Inc. - National Market System, was $13.25. On December 1, 1999, there were approximately 725 holders of record of the Company's Common Stock.

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


                                                                     Fiscal Year Ended September 30,
                                                                     -------------------------------
                                                          1999         1998         1997         1996           1995
                                                          ----         ----         ----         ----           ----
                                                                   (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues                                          $ 20,169     $ 21,611     $ 19,085     $ 18,272       $ 21,898

Gross profit                                            12,270       12,139        4,444        7,860         10,133

Income (loss) from continuing operations                  (267)         400       (8,743)      (2,961)         1,030

Net income (loss)                                         (265)      (2,122)     (10,879)      (1,963)           166

Basic income (loss) per share                            (0.06)       (0.48)       (2.47)       (0.44)          0.04

Dividends per share                                         --           --           --           --           0.16

Weighted average shares outstanding                      4,481        4,434        4,411        4,440          4,239

CONSOLIDATED BALANCE SHEET DATA:
Working capital                                       $  3,957      $ 3,290      $ 3,605     $ 10,533       $ 11,622

Total assets                                            10,523       13,177       28,831       38,879         33,952

Long-term debt                                              70          121          171          235            287

Stockholders' equity                                     7,919        7,913        9,743       21,253         21,214



NOTES:
(1) Fiscal 1998 includes a loss on disposal of the ISIL distribution business of $2.1 million.
(2) The loss from continuing operations for fiscal 1997 includes non-recurring charges of $4.4 million related to the write-off of inventory and capitalized software development costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

      The Company is currently completing a transition plan that is focused on the movement from the manufacturing of hardware (printers, circuit boards, and peripheral equipment) to the development and marketing of higher margin and higher growth software solutions. The progress related to the plan is evidenced by the current structure of the Company. Currently, the Company is organized around two software solutions groups: L2i(TM) (Legacy-to-Internet) and Cleo.

DISCONTINUED OPERATIONS

      In May 1998, the Company sold substantially all assets and certain liabilities of its ISIL distribution business to Fayrewood plc for approximately $3.1 million cash. The liabilities not assumed by Fayrewood include the lease on the building in the United Kingdom (see Note 9 of Notes to Consolidated Financial Statements) and certain accounts payable of approximately $385,000. Accordingly, the operating results of ISIL and the loss on sale of $2.1 million have been segregated from continuing operations and reported as separate line items on the Company's consolidated statement of operations. The calculation of the loss is as follows:


                                Proceeds                                       $ 3,100
                                Net assets                                       4,700
                                                                               -------
                                Loss on sale of net assets                      (1,600)
                                Closing costs (professional fees)                 (540)
                                                                               -------
                                Loss on disposal                               $(2,140)
                                                                               =======

       The Company has restated its prior financial statements to present the operating results of ISIL as a discontinued operation. Net revenues of the ISIL distribution business totaled $38.8 million and $62.8 million for fiscal 1998 and 1997, respectively.

CONTINUING OPERATIONS

      The following table sets forth for the periods indicated, certain financial data as a percentage of net revenues.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                        1999              1998             1997
                                                        ----              ----             ----
Net revenues....................................       100.0%          100.0%            100.0%
Cost of revenues................................        39.2            43.8              76.7
                                                       -----           -----             -----
Gross profit....................................        60.8            56.2              23.3
Product development costs.......................        19.1            17.3              19.5
Selling, general and administrative expenses....        43.0            37.0              49.6
                                                       -----           -----             -----
Operating income (loss) from
   continuing operations........................        (1.3)            1.9             (45.8)
Interest expense and other income, net..........         0.2            (0.2)              0.2
                                                       -----           -----             -----
Income (loss) from continuing operations
   before income taxes..........................        (1.1)            1.7             (45.6)
Provision (benefit) for income taxes............         0.2            (1.9)            (11.0)
                                                       -----           -----             -----
Income (loss) from continuing operations........        (1.3)            3.6             (34.6)
                                                       =====           =====             =====

RESULTS OF OPERATIONS

      Net Revenues. Net revenues decreased 6.7% to $20.2 million for fiscal 1999 from $21.6 million for fiscal 1998, and increased 13.2% for fiscal 1998 from $19 million for fiscal 1997. The decrease in fiscal 1999 was primarily due to the decreased sales of printer hardware and Cleo Enterprise Networking products partially offset by increased revenues from the L2i products. The increase in fiscal 1998 was primarily due to sales of Cleo Enterprise Networking products, which increased 45.2% due to 2 or 3 large corporate orders received during the year. The volume of Cleo Networking sales are often impacted by large corporate orders. Printer products sales decreased in both fiscal 1999 and 1998 as a result of the sale of the service business and greater emphasis by the Company on selling software products.

      Cost of Revenues. Cost of revenues decreased 16.6% to $7.9 million for fiscal 1999 from $9.5 million for fiscal 1998, and decreased 35.3% for fiscal 1998 from $14.6 million for fiscal 1997. The decrease for fiscal 1999 resulted from a decrease in sales as well as decreases in the amortization of capitalized software costs. Such amortization expense was $91,000, $784,000, and $2.0 million for fiscal 1999, 1998 and 1997, respectively. The decrease for fiscal 1998 was primarily due to $4.4 million of non-recurring charges related to the write-off of printer inventory and capitalized software development costs incurred in fiscal 1997 compared with $446,000 in fiscal 1998.

      The write-off of printer inventory primarily related to excess and obsolete inventory that resulted from a very large purchase of Canon printers and products in 1997 by the former president of the Company. As a result of a decline in market conditions and continued product price erosion, the Company determined that it would take several years and significant price reductions to liquidate the Canon inventory. The Company determined the potential gross revenue for the Canon products less the cost of selling and shipping and recorded an adjustment of $2.8 million to reduce inventory to its net realizable value.

      The write-off of software development costs of $1.6 million was the result of new management of the Company examining the various businesses and product lines the Company was attempting to support. After reviewing the various software products, management determined that it was necessary to focus the Company's limited resources on only a few product lines as a component of a strategy to save the business. The write-off related to twenty-eight items across four product lines: printer interface software, Oasis software (the predecessor to the Document Server product line), Cleo EN software and Cleo EC software. These twenty-eight items were either earlier versions of a current product, prototype projects that were never completed, platforms that the Company decided not to pursue or projects that were incomplete but which the Company intended to finish. The Company estimated the future gross revenue from these items less the additional costs of development, disposition and maintenance and retained that net realizable value as an asset on the consolidated balance sheet.

      Product Development Costs. Product development costs were $3.9 million, $3.7 million and $3.7 million for fiscal 1999, 1998 and 1997, respectively. No software development costs were capitalized during fiscal years ended 1999 or 1998. Software development costs capitalized in fiscal 1997 totaled approximately $1 million prior to the write-off of software development costs discussed above. Given the current product development environment, with an increase in frequency of product upgrades and a reduction in the time between establishing technological feasibility, determined by the Company as having a working model that has been confirmed by testing, and general release to the public, the Company expects that it will not capitalize any software development costs in the future.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.7 million, $8.0 million and $9.5 million for fiscal 1999, 1998 and 1997, respectively. The absolute dollar increase for fiscal 1999 was primarily due to an increase in sales and marketing expenses for additional staffing and marketing programs to provide sales of the L2i(TM) (Legacy-to-Internet) software products. The decrease for fiscal 1998 from fiscal 1997 primarily resulted from a restructuring of the Company's U.K. sales organization in July 1997 that reduced the size of the organization as well as the associated overheads. In addition, fiscal 1997 included various expenses associated with an interim management team, the hiring of a new CEO in January 1997 and other organizational and management changes.

      Interest Expense. Interest expense was $23,000, $85,000 and $80,000 for fiscal 1999, 1998 and 1997, respectively. The large decrease in fiscal 1999 was due to the repayment of the borrowing under the Company's bank credit facility.

      Income Taxes. The Company recorded an income tax provision of 19.1% for fiscal 1999 due to a provision required for prior years. No tax benefit for fiscal 1999 was recorded at the statutory rate due to providing a valuation allowance against the current year tax benefits as a result of the recurring losses. The Company recorded an income tax benefit of 116.2% and 24.1% for fiscal 1998 and 1997, respectively, primarily as a result of its ability to carry back a portion of each year's net operating loss to recover income taxes paid in prior years. The tax benefit for fiscal 1998 was above the statutory rate due to utilization of prior years' tax losses for which no benefit was previously recorded. The tax benefit for fiscal 1997 was below the statutory rate because the amortization and write-off of goodwill is not eligible for tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Company's primary sources of liquidity included cash and cash equivalents of $1.6 million and a $3.5 million bank credit facility, of which the entire amount was available for borrowing.

      Net cash provided by operating activities was $2.9 million and $3.7 million for fiscal 1999 and 1998, respectively. Cash provided by operating activities for fiscal 1999 was primarily due to a federal tax refund and a decrease in inventories of $1.3 million.

      Net cash used in investing activities was $0.5 million for fiscal 1999, compared to $2.8 million net cash provided by investing activities in fiscal 1998. The decrease in cash related to investing activities was due to proceeds from the sale of ISIL in fiscal 1998, partially offset by an increase in the purchase of fixed assets in 1999. At September 30, 1999, the Company did not have any material capital expenditure commitments.

      Net cash used in financing activities was $1.1 million and $7.3 million in fiscal 1999 and 1998, respectively. The net cash used in financing activities, for both years, was primarily due to repayment of borrowings under the Company's bank credit facility.

      Working capital was $4.0 million as of September 30, 1999 compared with $3.3 million as of September 30, 1998. Total assets were $10.5 million at September 30, 1999, compared with total assets of $13.2 million at September 30, 1998. The decrease in total assets was primarily due to the reduction in inventories related to the printer business.

      The Company has a $3.5 million bank credit facility that expires on February 28, 2000 and it is expected to be renewed. As of September 30, 1999, there were no borrowings under this facility. Advances bear interest at the bank's prime rate (8.25% at September 30, 1999) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, the entire amount was available to the Company as of September 30, 1999.

      Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of September 30, 1999, the Company was in compliance with the bank covenants.

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

YEAR 2000

      The "year 2000" problem is pervasive and complex, with the potential to cause systems failures and business process interruption resulting from the use of 2-digit date formats as the year changes from 1999 to 2000. Throughout fiscal 1997, 1998 and 1999, the Company has been addressing the risks associated with its information technology ("IT") and non-information technology ("non-IT") systems as the year 2000 approaches. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, suppliers, financial organizations, utilities providers and government entities (collectively, "Third Parties"). Consequently, the Company could be affected by disruptions in the operations of Third Parties with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by Year 2000 correction efforts as companies expend significant efforts to make their systems Year 2000 compliant.

      The Company has used both internal and external resources to (a) assess the Company's state of readiness (including the readiness of Third Parties with which the Company interacts) with respect to the year 2000 problem; (b) estimate the cost to correct and/or replace non-compliant internal IT and non-IT systems;
(c) assess the known risks and consequences related to failure to correct any Year 2000 problems identified; and (d) develop a contingency plan, if advisable, to address the Company's Year 2000 exposure. The Company's Board of Directors has established a committee to review the Company's efforts to address its Year 2000 issues and report back to the Board at each Board meeting.

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

      If any of the Company's customers are unable to make their IT systems Year 2000 compliant in a timely fashion, they may suspend further product purchases from the Company until their systems are Year 2000 compliant. Because most of the Company's customers are Fortune 1000 companies and banking and finance institutions, the Company expects most of its customers will become Year 2000 compliant in a timely fashion, although the Company is not in a position to monitor their progress. All of the Company's critical vendors have been queried as to their Year 2000 preparedness. For the few that have not responded satisfactorily, alternative sources are in place. The Company has completed the assessment of its principal internal IT software systems and its personal computer and network hardware and software for Year 2000 compliance. The Company replaced its accounting software and IGK's customer order tracking system with third party products.

      The Company has incurred costs of approximately $200,000 to address Year 2000 compliance issues. Such costs consist primarily of the cost of replacing non-compliant internal IT system software and upgrading or replacing non-compliant personal computer and network hardware and software, but do not include internal staff costs, which the Company has not separately tracked. The Company would have incurred many of the costs for these efforts in any event because of the normal process of internal IT system upgrades.

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

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

      "Item 7. Management's Discussion and Analysis of Results of Operations" and other parts of this Form 10-K contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for the Company's products and services; changes in Company strategy; product life cycles; competitive factors (including the introduction or enhancement of competitive products); pricing pressures; the Company's success in and expense associated with developing, introducing and shipping new products; software defects and latent technological deficiencies in new products; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; evolving industry standards; and the impact of undetected errors or defects associated with the Year 2000 date function on the Company's current products and internal systems.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company has no material market risk exposure.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and schedules filed herewith are set forth in the "Index to Consolidated Financial Statements" and Supplementary Data on page 17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Previous Independent Accountants


      Beginning with the financial statements for the year ended September 30, 1997, Arthur Andersen LLP has been the Company's principal accountants for the purpose of auditing its financial statements. On June 24, 1997, the Audit Committee of the Board of Directors of the Company determined not to retain the firm of BDO Seidman, LLP to audit the Company's financial statements for the year ending September 30, 1997. BDO Seidman, LLP had been the Company's principal accountants for the purpose of auditing its financial statements since September 30, 1987.

      The reports of BDO Seidman, LLP on the financial statements for the years ended September 30, 1996 and 1995 contained no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

      The Company has had no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports relating to the auditing of the Company's financial statements for the years ended September 30, 1996 and 1995 and the subsequent interim period preceding the Company's decision not to retain BDO Seidman, LLP.

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

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements, Schedules and Exhibits

     1-2. The financial statements and schedule filed herewith are set forth in the Index to Consolidated Financial Statements on page 17.

     3. The exhibits filed herewith are set forth in the Index to Exhibits (on the first page of the separate exhibit section which follows the financial section of this report) and are incorporated herein by reference. The following are the Company's management contracts and compensatory plans and arrangements which are required to be filed as Exhibits to this Form 10-K:



EXHIBIT NO.     DESCRIPTION
-----------     -----------
10.01           1982 Incentive Stock Option Plan, effective May 21, 1982, as amended, with Form of Stock Option Agreement with Stock
                Appreciation Rights - incorporated by reference to the Company's
                Registration Statement on Form S-1, filed on July 15, 1983 (File
                No. 2-84204).

10.02 Amended and Restated 1992 Stock Option Plan - incorporated by reference to Exhibit 10.02 to the Company's Form 10-K for the fiscal year ended September 30, 1997.

10.03           Amended and Restated 1993 Stock Option Plan for Non-Employee
                Directors - incorporated by reference to Exhibit 10.03 to the Company's Form 10-Q for the quarter ended March 31, 1998.

10.04           Employee Stock Purchase Plan - incorporated by reference to
                Exhibit 10.04 to the Company's Form 10-Q for the quarter ended
                March 31, 1998.

10.05           Letter Agreement, between the Company and Robert A. Nero, dated
                January 10, 1997, relating to Employment Terms -- incorporated by reference to Exhibit 10.04 to the Company's Form 10-K for the fiscal year ended September 30, 1997.

(b) The Company filed no current reports on Form 8-K during the last quarter of its fiscal year ended September 30, 1999.

                             INTERFACE SYSTEMS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Public Accountants.......................................................     18
Financial Statements
Consolidated Statements of Operations..........................................................     19
Consolidated Balance Sheets....................................................................     20
Consolidated Statements of Cash Flows..........................................................     21
Consolidated Statements of Stockholders' Equity................................................     22
Notes to Consolidated Financial Statements.....................................................  23-30
Financial Statement Schedule
Schedule II -- Consolidated Schedule of Valuation and Qualifying Accounts......................     31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Interface Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of Interface Systems, Inc. (a Michigan corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interface Systems, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations for reporting and disclosure and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP

Detroit, Michigan
October 29, 1999 (except with respect to the matter discussed in Notes 12 and 14, as to which date is December 22, 1999)

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years ended September 30,


                                                            1999                    1998               1997
                                                            ----                    ----               ----
Net revenues                                              $20,169,116        $21,610,542          $ 19,084,624
Cost of revenues                                            7,899,004          9,471,755            14,641,081
                                                          -----------        -----------          ------------
         Gross profit                                      12,270,112         12,138,787             4,443,543
Expenses:
    Product development                                     3,854,576          3,735,002             3,718,807
    Selling, general, and administrative                    8,682,677          8,004,242             9,467,720
                                                          -----------        -----------          ------------
         Operating income (loss) from
          continuing operations                              (267,141)           399,543            (8,742,984)
Interest expense                                              (23,164)           (85,496)              (79,512)
Other income                                                   66,009             40,672               116,568
                                                          -----------        -----------          ------------
         Income (loss) from continuing
          operations before income taxes                     (224,296)           354,719            (8,705,928)
Income tax (benefit) provision                                 40,591           (412,243)           (2,100,810)
                                                          -----------        -----------          -------------

Income (loss) from continuing operations                     (264,887)           766,962            (6,605,118)
Loss from discontinued operations                                  --           (748,243)           (4,273,964)
Loss on disposal of discontinued operations                        --         (2,140,262)                   --
                                                          -----------        -----------          ------------

Net loss                                                  $  (264,887)       $(2,121,543)         $(10,879,082)
                                                          ===========        ===========          ============

Basic and diluted income (loss) per share:

   Income (loss) from continuing operations               $     (0.06)       $      0.17          $      (1.50)
   Loss from discontinued operations                               --              (0.65)                (0.97)
                                                          -----------        -----------          ------------

Net loss per share                                        $     (0.06)       $     (0.48)         $      (2.47)
                                                          ===========        ===========          ============


Weighted average shares outstanding                         4,480,842          4,434,083             4,411,328
                                                          ===========        ===========          ============


     The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                  September 30,
                                                                           1999                  1998
                                                                         -------                ------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                          $   1,575,139          $     301,206
   Accounts receivable, less allowance for
      doubtful accounts of $101,555 in 1999
      and $129,381 in 1998                                                3,689,511              4,162,320
   Refundable income taxes                                                    6,723              1,507,634
   Inventories                                                              915,977              2,218,887
   Prepaid expenses and other                                               303,676                243,957
                                                                         ----------            -----------
          Total current assets                                            6,491,026              8,434,004
Property and equipment, net                                               3,188,071              3,443,349
Goodwill, net                                                               789,140                974,888
Software development costs, net                                                  --                 90,549
Other assets                                                                 55,194                234,280
                                                                       ------------           ------------
                                                                       $ 10,523,431           $ 13,177,070
                                                                       ============           ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Notes payable                                                        $        --           $  1,350,000
   Accounts payable                                                         912,018              1,392,146
   Accrued expenses                                                       1,140,155              1,666,940
   Deferred revenue                                                         431,252                684,406
   Current portion of long-term debt                                         50,200                 50,200

                                                                        -----------            -----------
           Total current liabilities                                      2,533,625              5,143,692
Long-term debt, less current portion                                         70,633                120,633
Commitments
Stockholders' equity (see Note 6):
    Common stock, no par value, 12,500,000 shares
       authorized; 4,539,529 and 4,452,349 shares issued
       and outstanding in 1999 and 1998, respectively                    11,324,418             11,059,810
    Accumulated other comprehensive loss                                    (53,117)               (59,824)
    Accumulated deficit                                                  (3,352,128)            (3,087,241)

                                                                        -----------            -----------
  Total stockholders' equity                                              7,919,173              7,912,745

                                                                        -----------            -----------
                                                                        $10,523,431            $13,177,070
                                                                        ===========            ===========




         The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended September 30,
                                                                      1999               1998                    1997
Cash flows from operating activities:                                 ----               ----                    ----

    Net loss                                                   $   (264,887)      $  (2,121,543)             $(10,879,082)
    Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
      Depreciation                                                  743,461             896,706                   783,269
      Amortization                                                  276,297             969,849                 2,387,518
      Inventory write-off and obsolescence provision                312,500             445,580                 2,811,573
      Loss on disposal of discontinued operations                        --           2,140,262                        --
      Deferred income taxes                                              --            (140,000)                 (895,000)
      Gain on sale of securities                                         --                  --                   (74,777)
      Loss on disposal of fixed assets                               38,269               9,785                    52,639
      Write-off of software development costs                            --                  --                 1,616,358
      Change in operating assets and liabilities:
       Accounts receivable                                          472,809            (881,774)                 (701,182)
       Refundable income taxes                                    1,500,911            (325,452)                  195,911
       Inventories                                                  990,410           1,177,280                   246,880
       Prepaid expenses and other                                   (59,719)            574,068                  (328,265)
       Other assets                                                 178,136             (59,517)                 (119,750)
       Accounts payable                                            (480,128)           (346,450)                  207,047
       Accrued expenses                                            (526,785)            247,072                   (10,020)
       Deferred revenue                                            (253,154)             45,697                   358,006
           Discontinued operations - non-cash charges
               and working capital changes                               --           1,056,317                 2,124,241
                                                               ------------        ------------             -------------
     Net cash provided by (used in) operating activities          2,928,120           3,687,880                (2,224,634)
                                                               ------------        ------------             -------------

Cash flows from investing activities:
    Additions to property and equipment                            (525,502)           (289,134)                 (487,047)
    Proceeds from disposal of discontinued operations                    --           3,121,500                        --
    Investing activities of discontinued operations                      --                  --                  (300,790)
    Additions to software development costs                              --                  --                  (953,675)
    Change in notes receivable                                           --                  --                    86,581
    Proceeds from sale of securities
                                                                         --                  --                   177,612
                                                               ------------        ------------             -------------
     Net cash provided by (used in) investing activities           (525,502)          2,832,366                (1,477,319)

                                                               ------------        ------------             -------------

Cash flows from financing activities:
    Net borrowings (repayments) under notes payable              (1,350,000)         (7,290,611)                2,949,065
    Reduction of long-term debt                                     (50,000)            (50,000)                  (66,361)
    Proceeds from sale of common stock                              264,608              69,868                        --

                                                               ------------        ------------             -------------
     Net cash provided by (used in) financing activities         (1,135,392)         (7,270,743)                2,882,704

                                                               ------------        ------------             -------------
Effect of exchange rate changes on cash                               6,707             221,617                   (45,390)
                                                               ------------        ------------             -------------

Net increase (decrease) in cash and cash equivalents              1,273,933            (528,880)                 (864,639)
Cash and cash equivalents, beginning of period                      301,206             830,086                 1,694,725
                                                               ------------        ------------             -------------
Cash and cash equivalents, end of period                       $  1,575,139        $    301,206             $     830,086
                                                               ============        ============             =============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $     23,164        $     85,496             $      79,512
    Cash refunded for income taxes                               (1,558,668)                 --                (1,323,683)



      The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                     Accumulated
                                               Common Stock             Other            Retained
                                           --------------------     Comprehensive        Earnings                  Comprehensive
                                           Shares        Amount         Loss            (Deficit)        Total         Loss
                                           ------        ------         ----            ---------        -----     -------------

Balance, September 30, 1996               4,535,879    $11,575,651    $(236,051)    $  9,913,384     $ 21,252,984
  Net loss                                       --             --           --      (10,879,082)     (10,879,082)  $ (10,879,082)
  Sale of stock                              16,566         51,768           --               --           51,768
  Retirement of stock                      (127,495)      (637,477)          --               --         (637,477)
  Foreign currency translation                   --             --      (45,390)              --          (45,390)        (45,390)
                                         ----------    -----------    ---------     ------------      -----------   -------------
  Comprehensive loss                                                                                                $ (10,924,472)
                                                                                                                    =============

Balance, September 30, 1997               4,424,950     10,989,942     (281,441)        (965,698)       9,742,803
  Net loss                                       --             --           --       (2,121,543)      (2,121,543)     (2,121,543)
  Sale of stock                              27,399         69,868           --               --           69,868
  Foreign currency translation                   --             --      221,617               --          221,617         221,617
                                         ----------    -----------    ---------     ------------     ------------   -------------
  Comprehensive  loss                                                                                               $  (1,899,926)
                                                                                                                    =============
Balance, September 30, 1998               4,452,349     11,059,810      (59,824)      (3,087,241)       7,912,745
  Net loss                                       --             --           --         (264,887)        (264,887)  $    (264,887)
  Sale of stock                              87,180        264,608           --               --          264,608
  Foreign currency translation                   --             --        6,707               --            6,707           6,707
                                         ----------    -----------    ---------     ------------     ------------   -------------
  Comprehensive loss                                                                                                $    (258,180)
                                                                                                                    =============

Balance, September 30, 1999               4,539,529    $11,324,418    $ (53,117)    $ (3,352,128)    $  7,919,173
                                         ==========    ===========    =========     ============     ============



      The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. Interface Systems, Inc. (the "Company") primarily develops and sells software-based tools and solutions to integrate legacy systems with Internet technology, distribute mainframe documents, and provide host connectivity. The Company specializes in Internet bill presentment and payment, as well as electronic delivery of statements and other legacy content to the Internet, fax, e-mail, and other destinations. The Company operates primarily in the United States and Europe.

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Interface Systems, Inc. and its wholly-owned subsidiaries, IGK Industries, Inc. ("IGK") and Interface Systems International, Ltd. ("ISIL"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are expensed in the period incurred. These costs, representing development salaries, fringe benefits, other direct expenses and a portion of the Company's overhead, are included in the accompanying consolidated financial statements as product development costs.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes investments in highly liquid financial instruments with maturities of ninety days or less.

INVENTORIES. Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. At September 30, inventories consist of the following:


                                           1999           1998
                                           ----           ----

     Finished goods                    $  64,386       $  897,050
     Purchased parts                     557,703          650,346
     Work-in-process                     293,888          293,590
     Service and demo                         --          377,901
                                       ---------       ----------
                                       $ 915,977       $2,218,887
                                       =========       ==========


PROPERTY AND EQUIPMENT. Additions to property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets: building and improvements - 33 years; and machinery and equipment - 3 to 10 years. At September 30, the components of property and equipment are as follows:


                                           1999            1998
                                           ----            ----

Land                                 $    231,383     $    231,383
Buildings and improvements              2,406,039        2,397,603
Machinery and equipment                 4,721,948        4,865,444
                                     ------------     ------------
                                        7,359,370        7,494,430
Less - accumulated depreciation         4,171,299        4,051,081
                                     ------------     ------------
                                     $  3,188,071     $  3,443,349
                                     ============     ============


GOODWILL. Goodwill represents the cost in excess of fair value of the net assets of businesses acquired and is being amortized using the straight-line method over 15 years. Accumulated amortization expense at September 30, 1999 and 1998, was $1,899,272 and $1,713,524, respectively.

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

SOFTWARE DEVELOPMENT COSTS. The costs of developing new software products are capitalized after technological feasibility is established which the Company defines as having a working model that has been confirmed by testing. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. With the increase in frequency of product upgrades and a reduction in the time between establishing technological feasibility and general release to the public, the Company expects that it will not capitalize any software development costs in the future.

Amortization of capitalized software development costs is provided on a product-by-product basis using the straight-line method over the remaining estimated economic lives of the respective products or three years, whichever is less. Accumulated amortization was $3,003,596 and $2,913,047 at September 30, 1999 and 1998, respectively. Amortization expense was $90,549, $784,103 and $2,033,210 for the years ended September 30, 1999, 1998 and 1997, respectively, and is included in cost of revenues in the accompanying statements of consolidated operations.

On an ongoing basis, management reviews the valuation and amortization of capitalized software development costs. As part of its review, management considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Based on such review, the Company wrote off $1,616,358 of capitalized software development costs as a component of cost of revenues during fiscal 1997. No such costs were written off in fiscal 1999 or 1998.

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. As supplemental information, the Company has provided pro forma disclosures of stock options granted during fiscal 1999 and 1998 in accordance with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 8).

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

INCOME (LOSS) PER SHARE. Income (loss) per share amounts have been calculated using the weighted average number of shares of common stock outstanding during the period. Outstanding stock options do not have a dilutive effect on income
(loss) per share for any periods presented due to the net loss. In fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." No amounts from prior periods needed to be restated to conform to the requirements of SFAS No. 128.

In 1999, options to purchase 459,002 shares of common stock at prices ranging from $3.63 to $16.25 per share were outstanding, but the options' exercise price was greater than the average market price of the common shares. In 1998, options to purchase 561,067 shares of common stock at prices ranging from $3.00 to $16.25 per share were outstanding, but the options' exercise price was greater than the average market price of the common shares. In 1997, options to purchase 410,600 shares of common stock at prices ranging from $4.31 to $11.00 per share were outstanding, but the options' exercise price was greater than the average market price of the common shares.

In 1999, 1998 and 1997, the dilutive effect of certain stock options outstanding for the purchase of 359,200, 135,800 and 121,167 shares, respectively, were not included in the calculation of diluted earnings per share due to the net loss for those periods as doing so would have been anti-dilutive.

COMPREHENSIVE INCOME. Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The difference between net income (loss), as reported in the accompanying consolidated statements of operations, and comprehensive income (loss) is the foreign currency translation adjustment for the respective periods. The accumulated other comprehensive loss consists solely of the cumulative translation adjustment as presented in the accompanying consolidated balance sheets.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt the provisions of SFAS 133 in fiscal 2000. The Company expects the adoption will not affect results of operations or financial statements.

RECLASSIFICATIONS. For comparative purposes, certain amounts reported in prior years' financial statements have been reclassified to conform to current year presentations.

2. SALE OF INTERFACE SYSTEMS INTERNATIONAL LTD. DISTRIBUTION BUSINESS; DISCONTINUED OPERATIONS

In May 1998, the Company sold substantially all assets and certain liabilities of its ISIL distribution business to Fayrewood plc for approximately $3.1 million cash. The liabilities not assumed by Fayrewood include the lease on the building in the United Kingdom (see Note 9) and certain accounts payable of approximately $385,000. The sale resulted in a loss of $2,140,262. The sale did not include the assumption by Fayrewood of all of ISIL's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of ISIL's former operations. In management's opinion, such claims will not have a material adverse effect on the Company's financial condition and results of operations.

The operating results of ISIL have been segregated from continuing operations and reported as a separate line item on the Company's consolidated statement of operations. The Company has restated its prior financial statements to present the operating results of ISIL as a discontinued operation. Net revenues of the ISIL distribution business totaled $38.8 million and $62.8 million, for fiscal 1998 and 1997, respectively.

3.       LINE OF CREDIT

The Company has a $3.5 million bank credit facility that expires on February 28, 2000. As of September 30, 1999, there were no borrowings outstanding under this facility. Advances bear interest at the bank's prime rate (8.25% at September 30, 1999) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, the entire facility was available to the Company as of September 30, 1999.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of September 30, 1999, the Company was in compliance with the bank covenants.

4.       LONG-TERM DEBT

Long-term debt consists of an installment loan payable to a bank in monthly installments of $4,167 plus interest at the bank's prime rate (8.25% at September 30, 1999) plus 1%, due February 2002, and is collateralized by substantially all of the Company's assets. At September 30, long-term debt consists of the following:

                                             1999          1998
                                             ----          ----
Installment loan payable                 $120,833       $170,833
Less - current maturities                  50,200         50,200
                                         --------       --------
                                         $ 70,633       $120,633
                                         ========       ========


5.       RETIREMENT PLAN

The Company has a 401(k) plan covering substantially all United States employees. The Company matches 100% of the amount contributed by participants, up to 4% of participant compensation, and may make additional contributions as approved by the Board of Directors. The Company recognized approximately $242,676, $211,247, and $274,000 of expense related to this plan for the years ended September 30, 1999, 1998 and 1997, respectively.

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

7.       EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan (the "ESPP") was adopted by the Company's Board of Directors in February 1998. A total of 225,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP provides that the Company will sell shares to employees who elect to participate in the ESPP at a price equal to 85% of the lesser of the fair market value of the common stock on the first or last trading day of the six month period beginning either June 1 or December 1. Under the ESPP, the Company issued 36,549 and 27,399 shares of common stock in fiscal 1999 and 1998, respectively.

8.       STOCK OPTIONS

The Company currently grants stock options under two plans, the 1992 Stock Option Plan (the "1992 Plan") and the 1993 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Company had previously granted options under the 1982 Stock Option Plan ("the 1982 Plan"), which expired in 1992. At September 30, 1999, options to purchase 12,700 shares of common stock were outstanding and exercisable under the 1982 Plan. In fiscal 1998, the Company also granted non-qualified stock options to employees and to an employee director upon his retirement to purchase 40,100 shares of common stock. At September 30, 1999, options to purchase 33,900 shares of common stock were outstanding and 24,500 were exercisable under these non-qualified grants.

The 1992 Plan provides for the grant of both incentive stock options and non-qualified options to officers and key employees. Options under the 1992 Plan are granted at not less than market price on the date of grant, are exercisable at the rate of 33% per year after one year from the date of grant and have a term of ten years. The 1992 Plan has 800,000 shares of common stock authorized for grant. At September 30, 1999, 105,567 shares were available for grant, 644,102 were outstanding and 261,969 were exercisable under the 1992 Plan.

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

The Directors Plan provides for the grant to non-employee directors of options to purchase up to 175,000 shares of common stock. The Plan provides for discretionary grants with vesting determined at the time of grant. Options are granted at market price on the date of grant and have a term of ten years. At September 30, 1999, 47,500 shares were available for grant, 127,500 were outstanding and exercisable under the Directors Plan.

The following table summarizes stock option activity through September 30, 1999:

                                                         Number      Weighted Average
                                                        of Shares     Exercise Price
                                                        ---------     --------------
                   Balance, September 30, 1996           408,666           $6.86
                        Granted                          419,268            3.94
                        Canceled                        (296,167)          (7.10)
                                                        --------
                   Balance, September 30, 1997           531,767            4.59
                        Granted                          295,900            2.67
                        Canceled                        (130,800)           3.93
                                                        --------
                   Balance, September 30, 1998           696,867            3.90
                        Granted                          212,100            2.94
                        Exercised                        (50,631)          (3.61)
                        Canceled                         (40,134)          (3.93)
                                                        --------
                   Balance, September 30, 1999           818,202            3.67
                                                        ========

The following table summarizes information about options outstanding as of September 30, 1999:

                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                      -------------------                            -------------------
       Range                            Weighted Average      Weighted                            Weighted
    of Exercise         Number        Contractual Remaining    Average             Number          Average
      Prices          Outstanding         Life (Years)      Exercise Price       Exercisable     Exercise Price
      ------          -----------         ------------      --------------       -----------     --------------
         $2.25          121,600               8.89             $2.25               40,766            $2.25
   2.75 - 4.13          612,702               8.18              3.50              304,003             3.75
   4.75 - 5.38           62,000               4.89              5.16               62,000             5.16
          7.19            1,500               5.11              7.19                1,500             7.19
 11.00 - 16.25           20,400               6.32             12.31               20,400            12.31
                      ---------                                                   -------
      Total             818,202               7.98             $3.67              428,669            $4.23
                      =========                                                   =======


STOCK-BASED COMPENSATION

Using the intrinsic value method of accounting for the value of stock options granted during fiscal 1999, 1998 and 1997, no compensation cost was recorded in the accompanying consolidated statements of operations. Had compensation cost been determined based on the fair value at the date of grant for awards in fiscal 1999 and 1998 consistent with the provisions of SFAS No. 123, income
(loss) from continuing operations and income (loss) per share from continuing operations would have been reduced (increased) to the pro forma amounts indicated below:

                                                                                    1999         1998
                                                                                    ----         ----
   Income (loss) from continuing operations:
     As reported                                                                 $(264,887)      $766,962
     Pro forma                                                                   $(668,630)      $412,716
   Income (loss) per share from continuing operations:
     As reported                                                                 $(0.06)         $0.17
     Pro forma                                                                   $(0.15)         $0.09


The weighted average estimated fair value of stock options granted during fiscal 1999 and 1998 was $1.61 and $1.42, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The following weighted average assumptions were used in valuing the option grants:

                                            Employee Stock Options
                                            ----------------------
                                                 1999       1998
                                                 ----       ----
   Expected life (years)                         3.0        3.0
   Risk free interest rate                       5.0%       5.5%
   Expected stock price volatility              79.0%      78.8%
   Expected dividend yield                       0.0%       0.0%


9.       COMMITMENTS

The Company has various non-cancelable operating leases which require future minimum rental payments in excess of one year as follows: 2000 - $133,000; 2001
- $65,000; 2002 - $24,000; and 2003 - $2,500. Rent expense under all leases for the years ended September 30, 1999, 1998 and 1997 was approximately $241,000, $296,000 and $338,000, respectively.

In connection with the sale of the ISIL distribution business, the Company assumed the operating lease obligation for ISIL's former office building. The building lease has future minimum payments of approximately $177,000 per year and expires in April 2020. The building has been sublet through April 2003 on the same terms and conditions as the master lease. The Company believes that it will continue to be able to sublease the office building throughout the master lease period and that its ultimate exposure will not have a material impact on the consolidated financial statements. Therefore, no liability has been recorded in the accompanying consolidated balance sheets for this lease.

10.      INCOME TAXES

 A summary of income (loss) from continuing operations before income taxes and components of the provision (benefit) for income taxes for the fiscal years ended September 30, is as follows:

                                                          1999              1998             1997
                                                          ----              ----             ----
Income (loss) from continuing
 operations before income taxes:
    Domestic                                           $ (122,179)       $  581,628     $(7,572,504)
    Foreign                                              (102,117)         (226,909)     (1,133,424)
                                                       ----------        ----------     -----------
                                                       $ (224,296)       $  354,719     $(8,705,928)
                                                       ==========        ==========     ===========
Provision (benefit) for income taxes:
    Current - federal                                  $   40,591        $ (272,243)    $(1,205,810)
    Deferred - federal                                         --          (140,000)       (895,000)
                                                       ----------        ----------     -----------
                                                       $   40,591        $ (412,243)    $(2,100,810)
                                                       ==========        ==========     ===========


      A reconciliation of the consolidated income tax provision (benefit) at the Federal statutory rate and the consolidated income tax provision (benefit) at the Company's effective rate for the fiscal years ended September 30 is as follows:

                                                         1999             1998              1997
                                                         ------           ------            ------

  Federal statutory provision (benefit)                 $ (76,000)      $   121,000      $(2,960,000)
  Utilization of tax benefits                                  --          (336,000)              --
  Increase to (reduction of) taxes provided in
  prior years                                              40,591          (272,243)              --
  Losses without tax benefit                               25,000                --          682,000
  Amortization of goodwill                                 63,000            63,000           63,000
  Other                                                   (12,000)           12,000          114,190
                                                        ---------       -----------      -----------
  Consolidated income tax provision (benefit)           $  40,591       $  (412,243)     $(2,100,810)
                                                        =========       ===========      ===========


Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the Company's deferred taxes at September 30 are as follows:

                                                                1999                1998
                                                               ------              ------
      Deferred tax liabilities-
      Depreciation and amortization                         $   260,000       $   375,000

      Deferred tax assets-
         Net operating loss carry forwards                    3,069,000         3,044,000
         Receivable and inventory reserves                      443,000           311,000
         Accrued liabilities                                     44,000           107,000
         Tax credits                                            354,000           162,000
                                                            -----------       -----------
              Gross deferred income taxes                     3,650,000         3,249,000
      Valuation allowance                                    (3,650,000)       (3,249,000)
                                                            -----------       -----------
              Net deferred income taxes                     $        --       $        --
                                                            ===========       ===========


The Company has pre-tax net operating loss carryforwards of approximately $9,026,000 available for tax reporting purposes which can be used to offset its future taxable income whereby $8,954,000 of the loss carryforward expires in 2018 and $72,000 expires in 2019. The related deferred tax benefit is fully offset by a valuation allowance as management does not believe that realization of the tax benefit is more likely than not.

GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

Effective in fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Under the provisions of SFAS No. 131, the Company operates in one segment - the development, marketing and support of software products and computer peripherals. The Company operates in two geographic regions: the United States and Europe.

Management evaluates business segment performance based on income from continuing operations.

The following table shows net revenues, net income (loss) and identifiable assets by geographic region for the fiscal years ended September 30:

                                                                    1999                1998                  1997
                                                                    ----                ----                  ----
                Net revenues:
                United States                                 $ 18,893,190          $ 20,321,710         $ 18,505,583
                Europe                                           2,013,197             1,726,486            1,927,508
                Intercompany                                      (737,271)             (437,654)          (1,348,467)
                                                               -----------          ------------         ------------
                                                              $ 20,169,116          $ 21,610,542         $ 19,084,624
                                                              ============          ============         ============
              Income (loss) from continuing operations:
                United States                                 $   (406,109)         $    993,871         $ (5,471,694)
                Europe                                             141,222              (226,909)          (1,133,424)
                                                              ------------          ------------         ------------
                                                              $   (264,887)         $    766,962         $ (6,605,118)
                                                              ============          ============         ============

              Identifiable assets:
                United States                                 $ 11,365,644          $ 12,196,307         $ 17,860,727
                Europe                                           1,260,997             1,208,934            1,562,972
                Discontinued business                                   --                    --           12,478,947
                Eliminations                                    (2,103,210)             (228,171)          (3,072,139)
                                                              ------------          ------------         ------------
                                                              $ 10,523,431          $ 13,177,070         $ 28,830,507
                                                              ============          ============         ============


One Cleo Enterprise Networking products customer accounted for 13% of 1998 consolidated net revenue. No customer accounted for more than 10% of consolidated net revenue in 1999 or 1997.

12.      SUBSEQUENT EVENT

On December 22, 1999, the Company sold its subsidiary, IGK Industries, Inc. for $1,450,000 which the Company expects will result in a small gain. The purchaser acquired all assets and assumed all current liabilities of IGK. Also included in the sale was the building that houses IGK's operations which was owned by the Company and leased to IGK. See Note 14 for unaudited pro forma data related to this transaction.

13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended September 30, 1999 and 1998.

                                                                    Quarter Ended
                                                                    -------------                            Fiscal
                                       Dec. 31,             March 31,       June 30,        Sept. 30,         Year
                                       --------             ---------       --------        ---------         ----
1999
----
Net revenues                         $ 5,211,186          $ 4,862,042      $ 5,201,865      $ 4,894,023    $20,169,116
Gross profit                           3,109,747            2,795,668        3,205,635        3,159,062     12,270,112
Net income (loss)                        130,098             (441,745)         228,753         (181,993)      (264,887)
Net earnings (loss) per share               0.03                (0.10)            0.05            (0.04)         (0.06)


                                                                    Quarter Ended
                                                                    -------------                            Fiscal
                                          Dec. 31,             March 31,       June 30,    Sept. 30,          Year
                                          --------             ---------       --------    ---------          ----
1998
----
Net revenues                             $ 5,623,214      $ 5,066,318      $ 4,826,340      $ 6,094,670    $21,610,542
Gross profit                               3,231,276        2,730,135        2,806,289        3,371,087     12,138,787
Income (loss) from continuing operations:
     Income (loss)                           151,652           21,287          (66,858)         660,881        766,962
     Income (loss) per share                    0.03             0.01            (0.02)            0.15           0.17
Net income (loss)                            (62,628)      (2,303,676)         (66,858)         311,619     (2,121,543)
Net earnings (loss) per share                  (0.01)           (0.52)           (0.02)            0.07          (0.48)

14.      Pro Forma Data (Unaudited)

The following unaudited pro forma consolidated condensed balance sheet as of September 30, 1999, and unaudited pro forma consolidated condensed statement of operations for the year then ended, give pro forma effect to the disposition of IGK as if it had occurred as of October 1, 1998. The unaudited pro forma consolidated condensed balance sheet and statement of operations do not purport to be indicative of the financial position or the results of operations of the Company had the transaction actually been completed as of October 1, 1998, or which may be obtained in the future.

                 Pro Forma Consolidated Condensed Balance Sheet
                            As of September 30, 1999
                     (in thousands, except per share data)

                                                         Historical         Historical
                                                         Interface              IGK               Pro Forma         Pro Forma
                                                        Systems, Inc.     Industries, Inc.       Adjustments        Historical
                                                        -------------     ----------------       -----------        ----------

Current Assets:
  Cash and cash equivalents                               $ 1,575            $   -                 $1,100            $ 2,675
  Accounts receivable, net                                  3,690               359                   106              3,437
  Inventories                                                 916               466                    -                 450
  Prepaid expenses and other                                  310                12                    -                 298
                                                          -------            ------                ------            -------
      Total current assets                                  6,491               837                 1,206              6,860
                                                          -------            ------                ------            -------

Property and equipment, net                                3,188                509                  (224)             2,455
Goodwill, net                                                789                 -                     -                 789
Note receivable                                               -                  -                    270                270
Other assets                                                  55                 -                     -                  55
                                                          -------            ------                ------            -------
                                                          $10,523            $1,346                $1,252            $10,429
                                                          =======            ======                ======            =======

Current Liabilities:
  Accounts payable                                        $   912            $   92                $   -             $   820
  Accrued expenses                                          1,190                65                    -               1,125
  Deferred revenue                                            431                -                     -                 431
                                                          -------            ------                ------            -------
      Total current liabilities                             2,533               157                    -               2,376
                                                          -------            ------                ------            -------

Long-term debt                                                 71                -                     -                  71

Stockholders' Equity:
  Common stock                                             11,324               450                   450             11,324
  Accumulated deficit                                      (3,352)              739                   802             (3,289)
  Accumulated other comprehensive loss                        (53)               -                     -                 (53)
                                                          -------            ------                ------            -------
      Total stockholders' equity                            7,919             1,189                 1,252              7,982
                                                          -------            ------                ------            -------

                                                          $10,523            $1,346                $1,252            $10,429
                                                          =======            ======                ======            =======

            Pro Forma Consolidated Condensed Statement of Operations
                     For the Year Ended September 30, 1999
                     (in thousands, except per share data)


                                                        Historical        Historical
                                                         Interface           IGK                Pro Forma        Pro Forma
                                                       Systems, Inc.    Industries, Inc.       Adjustments       Historical
                                                       -------------    ----------------       -----------       ----------
Net revenues                                             $20,169          $2,717                 $  -              $17,452
Cost of revenues                                           7,899           2,400                    -                5,499
                                                         -------          ------                 -----             -------
          Gross profit                                    12,270             317                    -               11,953

Product development                                        3,854              -                     -                3,854
Selling, general & administrative                          8,683             419                    -                8,264
                                                         -------          ------                 -----             -------
          Loss from operations                              (267)           (102)                   -                 (165)

Other income                                                  43              -                     26                 (69)
                                                         -------          ------                 -----             -------
          Loss before taxes                                 (224)           (102)                   26                 (96)

Income tax provision (credit)                                 41              (4)                   -                   45
                                                         -------          ------                 -----             -------

Loss from continuing operations                          $  (265)         $  (98)                $  26             $  (141)
                                                         =======          ======                 =====             =======

Basic loss per share                                     $ (0.06)                                                  $ (0.03)
                                                         =======                                                   =======

Weighted average shares outstanding                        4,481                                                     4,481
                                                         =======                                                   =======

The above pro forma consolidated condensed financial statements include the following pro forma adjustments:

(1) Recognition of twelves months of interest income on the note receivable from the sale.

(2)  Removal of the building owned by ISI that was sold in the transaction.

                             Interface Systems, Inc.

                                   Schedule II
            Consolidated Schedule of Valuation & Qualifying Accounts




                                         Balance          Charged to                         Balance
                                        Beginning         Costs and                          End of
Description                              of Year          Expenses         Deductions        Year
                                         -------          --------         ----------        ----

Allowance for doubtful accounts
 for the years ended September 30:

     1999                             $  129,381           75,900          (103,726)        $ 101,555
                                      ==========        =========         =========         =========

     1998                             $  145,471           23,085           (39,175)        $ 129,381
                                      ==========        =========         =========         =========

     1997                             $   62,441          119,354           (36,324)        $ 145,471
                                      ==========        =========         =========         =========


Inventory Reserves:

     1999                             $  790,233          312,500           (711,770)         390,963
                                      ==========        =========         ==========        =========

     1998                             $1,029,417          445,580           (684,764)         790,233
                                      ==========        =========         ==========        =========

     1997                             $  121,412        2,811,573         (1,903,568)       1,029,417
                                      ==========        =========         ==========        =========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INTERFACE SYSTEMS, INC.


Dated: December 29, 1999                          By:  /s/ Robert A. Nero
                                                  ------------------------------
                                                   Robert A. Nero, President and
                                                    and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                   Title                              Date
      ---------                                   -----                              ----

      /s/ Robert A. Nero                    President,                              December 29, 1999
      -------------------------             Chief Executive Officer
      Robert A. Nero                        and Director (Principal
                                            Executive Officer)


      /s/ Brian D. Brooks                   Vice President and                      December 29, 1999
      -------------------------             Chief Financial Officer
      Brian D. Brooks                       (Principal Financial and
                                            Accounting Officer)


      /s/ Garnel F. Graber                  Chairman and Director                   December 29, 1999
      -------------------------
      Garnel F. Graber


      /s/ Bruce E. Rhoades                  Director                                December 29, 1999
      -------------------------
      Bruce E. Rhoades


      /s/ David C. Seigle                   Director                                December 29, 1999
      -------------------------
      David C. Seigle


      /s/ Robert A. Seigle                  Director                                December 29, 1999
      -------------------------
      Robert A. Seigle


      /s/ Lloyd A. Semple                   Director                                December 29, 1999
      -------------------------
      Lloyd A. Semple


      /s/ Thomas L. Thomas                  Director                                December 29, 1999
      -------------------------
      Thomas L. Thomas

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

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

4.04          Letter Agreement, dated March 11, 1998, by and between NBD Bank and the Company -- incorporated by reference to Exhibit 4.04 to the Company's Form 10-K for the fiscal year ended September 30, 1998

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

21            Subsidiaries of the Registrant

23.01         Consent of Arthur Andersen LLP

27.01         Financial Data Schedule - 1999

27.02         Financial Data Schedule - 1998

27.03         Financial Data Schedule - 1997




----------------------------------------

                                      * * *


                  The Registrant will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Registrant's reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee shall be directed to:
Brian D. Brooks, at the address of the principal executive offices set forth on the cover of this Report on Form 10-K.