Form 10-Q
period 1999-12-31
INTERFACE SYSTEMS INC
filed 2000-02-15
CIK 714981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

     Common Stock, no par value, 4,630,083 shares as of February 1, 2000.

                            INTERFACE SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                               Page No.
                                                                                               --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                 Consolidated Balance Sheets at December 31, 1999
                    and September 30, 1999                                                         3

                 Consolidated Statements of Operations for the Quarters
                    Ended December 31, 1999 and 1998                                               4

                 Consolidated Statements of Cash Flows for the
                    Quarters Ended December 31, 1999 and 1998                                      5

                 Notes to Consolidated Financial Statements                                        6

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                          7

         Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                                        11


PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                 11


SIGNATURES                                                                                        12

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,           September 30,
                                                                            1999                  1999
                                                                        ----------             -----------
                                                                        (unaudited)
                                              ASSETS
Current assets:
   Cash and cash equivalents                                           $  1,781,215           $  1,575,139
   Accounts receivable, net                                               2,837,244              3,689,511
   Refundable income taxes                                                       --                  6,723
   Inventories                                                              539,171                915,977
   Current portion of note receivable                                        80,000                     --
   Prepaid expenses and other                                               295,912                303,676
                                                                       ------------           ------------
           Total current assets                                           5,533,542              6,491,026
Property and equipment, net                                               2,448,621              3,188,071
Goodwill, net                                                               742,703                789,140
Note Receivable                                                             270,000                     --
Other assets                                                                 34,547                 55,194
                                                                       ------------           ------------
                                                                       $  9,029,413           $ 10,523,431
                                                                       ============           ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $    620,572           $    912,018
   Accrued expenses                                                       1,318,545              1,140,155
   Deferred revenue                                                         367,041                431,252
   Current portion of long-term debt                                         50,200                 50,200
                                                                       ------------           ------------
            Total current liabilities                                     2,356,358              2,533,625

Long-term debt                                                               58,133                 70,633
Stockholders' equity:
   Common stock, no par value, 12,500,000 shares authorized;
     4,609,483 and 4,539,529 shares issued and outstanding at
     December 31, 1999 and September 30, 1999, respectively              11,503,103             11,324,418
   Cumulative translation adjustment                                        (72,991)               (53,117)
   Accumulated deficit                                                   (4,815,190)            (3,352,128)
                                                                       ------------           ------------
          Total stockholders' equity                                      6,614,922              7,919,173
                                                                       ------------           ------------
                                                                       $  9,029,413           $ 10,523,431
                                                                       ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Quarters ended December 31,
                                                                          ---------------------------
                                                                            1999                 1998
                                                                            ----                 ----
                                                                                    (unaudited)

Net revenues                                                            $ 3,419,374             $5,211,186
Cost of revenues                                                          1,367,576              2,101,439
                                                                        -----------             ----------
       Gross profit                                                       2,051,798              3,109,747
Expenses:
   Product development                                                      684,669                403,586
   Selling, general and administrative                                    2,878,052              2,616,145
                                                                        -----------             ----------
       Operating income (loss)                                           (1,510,923)                90,016
Interest expense                                                             (2,755)               (13,540)
Interest and other income                                                    57,339                 62,622
                                                                        -----------             ----------
Income (loss) before income taxes                                        (1,456,339)               139,098
Income tax provision                                                          6,723                  9,000
                                                                        -----------             ----------
Net income (loss)                                                       $(1,463,062)            $  130,098
                                                                        ===========             ==========
Basic and diluted income (loss) per share                               $     (0.32)            $     0.03

Weighted average common shares outstanding                                4,564,081              4,458,108
                                                                        ===========             ==========



The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Quarters ended December 31,
                                                                           1999                    1998
                                                                           ----                    ----
                                                                                    (unaudited)
Cash flows from operating activities:

    Net income (loss)                                                  $  (1,463,062)          $   130,098
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Gain on sale of IGK                                                    (36,736)                   --
      Depreciation and amortization                                          202,707               281,683
      Change in operating assets and liabilities:
       Accounts receivable                                                   452,328               627,647
       Refundable income taxes                                                 6,723             1,471,277
       Inventories                                                           (49,119)              569,928
       Prepaid expenses and other                                            (12,167)               48,114
       Other assets                                                           20,647                  (816)
       Accounts payable                                                      (57,397)             (320,395)
       Accrued expense                                                       141,200              (251,323)
       Deferred revenue                                                      (64,211)               (3,262)
                                                                       -------------          ------------
    Net cash provided by (used in) operating activities                     (859,087)            2,552,951
                                                                       -------------          ------------
Cash flows from investing activities:
    Proceeds from sale of IGK                                              1,078,556                    --
    Additions to property and equipment                                     (159,704)             (126,302)
                                                                       -------------          ------------
    Net cash provided by (used in) investing activities                      918,874              (126,302)
                                                                       -------------          ------------
Cash flows from financing activities:
    Change in notes payable                                                       --            (1,350,000)
    Proceeds from issuance of stock                                          178,685                44,056
    Reduction of long-term debt                                              (12,500)              (12,500)
                                                                       -------------          ------------
    Net cash provided by (used in) financing activities                      166,185            (1,318,444)
                                                                       -------------          ------------
Effect of exchange rate changes on cash                                      (19,874)               21,303
                                                                       -------------          ------------
Net increase in cash and cash equivalents                                    206,076             1,129,508
Cash and cash equivalents, beginning of period                             1,575,139               128,234
                                                                       -------------          ------------
Cash and cash equivalents, end of period                               $   1,781,215            $1,257,742
                                                                       =============          ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $       2,755           $    13,540
                                                                       =============          ============
    Cash refunded for income taxes                                     $          --           $ 1,462,277
                                                                       =============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                             INTERFACE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The interim consolidated financial statements of Interface Systems, Inc. have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the financial statements for the year ended September 30, 1999 and notes thereto included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended December 31, 1999 may not be indicative of the results to be expected for future quarters or the fiscal year ending September 30, 2000.

For comparative purposes, certain amounts reported in prior years' financial statements have been reclassified to conform to current year presentations.

2.  Line-of-Credit and Notes Payable

The Company has a $3.5 million bank credit facility that matures on February 28, 2000. As of December 31, 1999, there were no borrowings outstanding under this facility. Advances bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to net worth and other bank covenants.
Under such formulas, $2.6 million was available to the Company as of December 31, 1999.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of December 31, 1999, the Company was in compliance with the bank covenants.

3.  Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt the provisions of SFAS No. 133 in its current fiscal year. The Company expects the adoption will not affect results of operations or financial statements.

Effective October 1, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The components of comprehensive income, are as follows:




                                                                               Quarters ended December 31,
                                                                               -----------------------------
                                                                                  1999             1998
                                                                                  ----             ----

Net income (loss)                                                            $(1,463,062)         $130,098
Change in foreign currency translation                                       $   (19,874)           21,303
                                                                             -----------          --------
Comprehensive income (loss)                                                  $(1,482,936)         $151,401
                                                                             ===========          ========

4.   Sale of Subsidiary

On December 22, 1999, the Company completed its sale of all of the assets of it subsidiary, I.G.K. Industries, Inc. ("IGK") to The Lance Field Company. In connection with the transaction, the Company transferred all of the assets of IGK used in the manufacture and sale of custom printed circuit boards to Lance Field. Also in connection with the transaction, the Company transferred the real property owned by it and located at 7232 Jackson Road, Ann Arbor, Michigan, to L&D Capital Holdings, L.L.C., an affiliate of Lance Field
Company. Lance Field Company also agreed to assume all current liabilities of IGK.

Pursuant to the Asset Purchase Agreement, the aggregate purchase price for the transaction was $1,450,000, of which $1,100,000 was paid to IGK on December 22, 1999. The balance of the purchase price is to be paid in accordance with the terms of a promissory note providing for the payment of $350,000.

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

RESULTS OF OPERATIONS

Net Revenues. Revenues for the first quarter ended December 31, 1999 were $3.4 million, a decrease of 34.4% when compared with revenues of $5.2 million for the first quarter of fiscal 1999. The decrease was due primarily to the planned curtailment of the printer business coupled with the decreased sales of the Company's Cleo Enterprise Networking products, which are impacted by large corporate orders, partially offset by the increased sales of the L2i solutions; MyCopy(TM) and e-Bill Bridge(TM).

Cost of Revenues. Cost of revenues were $1.4 million and $2.1 million or 40.0% and 40.3% of net revenues for the quarters ended December 31, 1999 and 1998, respectively. The decrease for the first quarter of fiscal 2000 resulted from a decline in sales as well as a change in the composition of sales from lower margin hardware products to the more profitable software solutions and consulting services.

Product Development Costs. Product development costs were $685,000 and $404,000, or 20.0% and 7.8% of net revenues for the quarters ended December 31, 1999 and 1998, respectively. The increase was primarily due to the investment the Company is making with respect to enhancements of its L2i software solutions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $2.9 million and $2.6 million, or 84.2% and 50.2% of net revenues for the quarters ended December 31, 1999 and 1998, respectively. The increase was primarily due to the addition of sales and marketing personnel located at the Company's headquarters facility and the East Coast.

Interest and Other Income. Interest and other income for the quarter ended December 31, 1999 was mainly composed of the $37,000 gain on sale of substantially all assets of IGK Industries, Inc.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's primary sources of liquidity included cash and cash equivalents of $1.8 million and a short-term credit facility with a bank providing for $3.5 million of borrowings, of which $2.6 million was available.

Cash provided by investing activities was $918,000 in the first quarter of fiscal 2000 primarily due to the proceeds received from the sale of IGK.

The Company has a $3.5 million bank credit facility that expires on February 28, 2000. As of December 31, 1999, there were no borrowings outstanding under this facility. Advances bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulas relating to net worth and other bank covenants. Under such formulas, $2.6 million was available to the Company as of December 31, 1999.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth and profitability levels and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. As of December 31, 1999, the Company was in compliance with the bank covenants.

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


YEAR 2000

The "year 2000" problem is a flaw in certain computer hardware and software resulting from the use of 2-digit date formats. Throughout 1997, 1998 and 1999, the Company has been addressing the risks associated with its information technology ("IT") and non-information technology ("non-IT") systems and the external systems of its customers, suppliers financial organizations, utilities providers and government entities (collectively, "Third Parties") on which the Company relies.

The Company used both internal and external resources to (a) assess the Company's state of readiness (including the readiness of Third Parties with which the Company interacts) with respect to the year 2000 problem; (b) estimate the cost to correct and/or replace non-compliant internal IT and non-IT systems;
(c) assess the known risks and consequences related to failure to correct any year 2000 problems identified; and (d) develop a contingency plan, if advisable, to address the Company's year 2000 exposure. The Company's Board of Directors established a committee to review the Company's efforts to address its year 2000 issues and report back to the Board at each Board meeting.

The Company tested all current versions of its products to determine whether such products are year 2000 compliant. The Company believes that all of its current products are year 2000 compliant. Earlier versions of the Company's products were classified as either (a) known to be year 2000 compliant, (b) known to not be year 2000 compliant, or (c) not tested for year 2000 compliance. The Company did not make earlier versions of its products year 2000 compliant and, in cases where the end user of a non-compliant product was known, made attempts to contact the customer. In cases where the product had been sold through a reseller, the end user is not known and therefore, cannot be contacted. The Company completed the assessment of its principal internal IT software systems and its personal computer and network hardware and software for year 2000 compliance and experienced no significant year 2000 related problems.


If any of the Company's customers were unable to make their IT systems year 2000 compliant in a timely fashion, they may suspend further product purchases from the Company. Because most of the Company's customers are Fortune 1000 companies and banking and financial institutions, the Company expected most of its customers to become year 2000 compliant in a timely fashion, although the Company did not monitor their progress. All of the Company's critical vendors were queried as to their year 2000 preparedness. For the few that did not respond satisfactorily, alternative sources were put in place. The Company is not aware of any significant year 2000 related problems involving its customers or its vendors.

The Company incurred costs of approximately $200,000, most of which occurred in the 1999 and 1998 fiscal years, to address year 2000 compliance issues. Such costs consisted primarily of the cost of replacing non-compliant internal IT system software and upgrading or replacing non-compliant personal computer and network hardware and software, but do not include internal staff costs, which the Company has not separately tracked. The Company would have incurred many of the costs for these efforts in any event because of the normal process of internal IT system upgrades.

While the Company believes that its efforts to address year 2000 issues for which it is responsible have been successful, a description of its most reasonably likely worse case year 2000 scenarios have been described above. In addition, it is possible that there will be undetected errors or defects associated with year 2000 in the Company's current products and internal systems or those of its principal vendors. Although the Company does not believe that it has any obligation to make prior versions of its products year 2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. Because of the relative lack of litigation concerning the year 2000 issue, it is uncertain how the Company may be affected by such issues. In the event of litigation or one or more of the worst case year 2000 scenarios described above, the Company's financial condition and results of operation could be materially adversely affected.

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


                                      INTERFACE SYSTEMS, INC.

Date:   February 14, 2000             /S/ Brian D. Brooks
                                      ------------------------------------------
                                      Brian D. Brooks
                                      Vice President and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
