Form 10-Q
period 2000-03-31
INTERFACE SYSTEMS INC
filed 2000-05-15
CIK 714981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         Common Stock, no par value, 4,686,432 shares as of April 30, 2000.

                             INTERFACE SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets at March 31, 2000
                     and September 30, 1999                                                        3

                  Consolidated Statements of Operations for the Quarter
                     and Six Month Periods Ended March 31, 2000 and 1999                           4

                  Consolidated Statements of Cash Flows for the
                     Six Months Ended March 31, 2000 and 1999                                      5

                  Notes to Consolidated Financial Statements                                       6

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                          7

         Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                                         9


PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                               9

         Item 5. Other Information                                                                 9

         Item 6. Exhibits and Reports on Form 8-K                                                 10


SIGNATURES                                                                                        10

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,            September 30,
                                                                           2000                   1999
                                                                       -------------          ------------
                                                                        (unaudited)
                                              ASSETS
Current assets:
   Cash and cash equivalents                                           $    931,201           $  1,575,139
   Accounts receivable, net                                               2,655,961              3,689,511
   Refundable income taxes                                                       --                  6,723
   Inventories                                                              527,499                915,977
   Current portion of note receivable                                         6,751                     --
   Prepaid expenses and other                                               311,172                303,676
                                                                       ------------           ------------
          Total current assets                                            4,432,584              6,491,026
Property and equipment, net                                               2,407,446              3,188,071
Goodwill, net                                                               696,266                789,140
Note Receivable                                                             262,972                     --
Other assets                                                                 32,713                 55,194
                                                                       ------------           ------------
                                                                       $  7,831,981           $ 10,523,431
                                                                       ============           ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $    877,718           $    912,018
   Accrued expenses                                                       1,132,866              1,140,155
   Deferred revenue                                                         472,027                431,252
   Current portion of long-term debt                                         50,200                 50,200
                                                                       ------------           ------------
          Total current liabilities                                       2,532,811              2,533,625

Long-term debt                                                               45,633                 70,633
Stockholders' equity:
   Common stock, no par value, 12,500,000 shares authorized;
     4,686,432 and 4,539,529 shares issued and outstanding at
     March 31, 2000 and September 30, 1999, respectively                 11,799,884             11,324,418
   Cumulative translation adjustment                                        (56,106)               (53,117)
   Accumulated deficit                                                   (6,490,241)            (3,352,128)
                                                                       ------------           ------------
          Total stockholders' equity                                      5,253,537              7,919,173
                                                                       ------------           ------------
                                                                       $  7,831,981           $ 10,523,431
                                                                       ============           ============




The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Quarter ended                 Six months ended
                                                      March 31,                       March 31,
                                                 2000          1999             2000             1999
                                                 ----          ----             ----             ----
                                                     (unaudited)                    (unaudited)

Net revenues                                $  2,975,201    $  4,862,042    $  6,394,575    $ 10,073,228
Cost of revenues                                 591,852       2,066,374       1,959,428       4,167,813
                                            ------------    ------------    ------------    ------------
       Gross profit                            2,383,349       2,795,668       4,435,147       5,905,415
Expenses:
   Product development                           752,175         400,734       1,436,844         804,320
   Selling, general and administrative         3,318,024       2,850,340       6,296,076       5,466,485
                                            ------------    ------------    ------------    ------------
       Operating loss                         (1,686,850)       (455,406)     (3,297,773)       (365,390)
Interest expense                                 (12,036)         (3,572)        (14,791)        (17,112)
Other income                                      23,836           8,233         181,175          70,855
                                            ------------    ------------    ------------    ------------
       Loss before income taxes               (1,675,050)       (450,745)     (3,131,389)       (311,647)

Income tax expense (benefit)                          --          (9,000)          6,723              --
                                            ------------    ------------    ------------    ------------
Net loss                                    $ (1,675,050)   $   (441,745)   $ (3,138,112)   $   (311,647)
                                            ============    ============    ============    ============

Basic and diluted loss per share            $      (0.36)   $      (0.10)   $      (0.68)   $      (0.07)
                                            ============    ============    ============    ============

Weighted average shares outstanding            4,652,387       4,469,626       4,607,993       4,463,867
                                            ============    ============    ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Six Months Ended March 31,
                                                               2000            1999
                                                               ----            ----
                                                                   (unaudited)
Cash flows from operating activities:
    Net loss                                               $(3,138,112)   $  (311,647)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Gain on sale of IGK                                      (36,736)            --
      Depreciation and amortization                            403,464        558,040
      Change in operating assets and liabilities:
       Accounts receivable                                     633,608        809,432
       Refundable income taxes                                   6,723      1,459,874
       Inventories                                             (37,447)       577,523
       Prepaid expenses and other                              (27,427)       (54,354)
       Other assets                                             22,481          1,774
       Accounts payable                                        199,752       (121,881)
       Accrued expense                                         (44,479)      (530,461)
    Deferred revenue                                            40,775        (75,686)
                                                           -----------    -----------
    Net cash provided by (used in) operating activities     (1,977,398)     2,312,614
                                                           -----------    -----------


Cash flows from investing activities:
    Proceeds from sale of IGK                                1,078,556             --
    Proceeds received on Note issued on sale of IGK             80,277             --
    Additions to property and equipment                       (272,850)      (233,886)
                                                           -----------    -----------
    Net cash provided by (used in) investing activities        885,983       (233,886)
                                                           -----------    -----------

Cash flows from financing activities:
    Change in notes payable                                         --     (1,350,000)
    Proceeds from issuance of stock                            475,466         44,056
    Reduction of long-term debt                                (25,000)       (25,000)
                                                           -----------    -----------
     Net cash provided by (used in) financing activities       450,466     (1,330,944)
                                                           -----------    -----------

Effect of exchange rate changes on cash                         (2,989)        49,632
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents          (643,938)       797,416
Cash and cash equivalents, beginning of period               1,575,139        301,206
                                                           -----------    -----------
Cash and cash equivalents, end of period                   $   931,201    $ 1,098,622
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $    14,791    $    17,112
                                                           ===========    ===========
    Cash refunded for income taxes                         $        --    $ 1,558,221
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

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended March 31, 2000 may not be indicative of the results to be expected for future quarters or the fiscal year ending September 30, 2000.

For comparative purposes, certain amounts reported in prior years' financial statements have been reclassified to conform to current year presentations.

2.  Line-of-Credit

In May 2000, the Company and it's bank entered into a commitment to renew the credit facility expanding the borrowing capability from $3.5 to $5.0 million with a maturity date of May 31, 2001. As of March 31, 2000, there were no borrowings outstanding under its current $3.5 million facility. Advances bear interest at the bank's prime rate (9.0% at March 31, 2000) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulae relating to levels of accounts receivable and other bank covenants. Under such formulae, $4.2 million will be available to the Company upon renewal.

Under the terms of its existing credit agreement, the Company is required to maintain certain minimum working capital, net worth, and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The Company was in compliance with the bank covenants prior to and upon renewal.

In connection with its renewal, the Company will issue the bank warrants to purchase 20,000 shares of common stock at fair market value at the date of issuance. The warrants will be fully exercisable and expire three years from the date of issuance.

3.   Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt the provisions of SFAS No. 133 in its current fiscal year. The Company expects the adoption will not affect results of operations or financial statements.

4.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The components of comprehensive income, are as follows:


                                                       Quarters ended March 31,           Six months ended March 31,
                                                       ------------------------           --------------------------
                                                         2000            1999              2000               1999
                                                         ----            ----              ----               ----
Net Loss                                           $  (1,675,050)  $      (441,745)    $ (3,138,112)   $     (311,647)
Change in foreign currency translation                    16,883            28,329         (  2,989)           49,632
                                                   -------------   ---------------     --------------  --------------
Comprehensive Loss                                 $  (1,658,167)  $      (413,416)    $ (3,141,101)   $     (262,015)
                                                   ==============  ================    =============   ===============


5.   Sale of Wholly Owned Subsidiary

On December 22, 1999, the Company sold its subsidiary, IGK Industries, Inc. for $1,450,000, which resulted in a $37,000 gain. The purchaser acquired all assets and assumed all current liabilities of IGK. Also included in the sale was the building that housed IGK's operations, which was owned by the Company and leased by IGK.

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

RESULTS OF OPERATIONS

Net Revenues. Revenues for the second quarter ended March 31, 2000 were $3.0 million, a decrease of 38.8% over revenues of $4.9 million for the second quarter of fiscal 1999. Revenues for the first six months of fiscal 2000 were $6.4 million, a decrease of 36.5% over revenues of $10.1 million for the same period of fiscal 1999. The decrease for the quarter and the six-month period was primarily due to the planned curtailment of the printer business, the sale of IGK that occurred at the end of the first quarter, and decreased sales of the Cleo solutions group. The above declines were partially offset by the increased sales of the L2i solutions; MyCopy(TM), e-Bill Bridge(TM), Document Server, and related professional services.

Cost of Revenues. Cost of revenues were $592,000 and $2.1 million or 19.9% and 42.5% of net revenues for the quarters ended March 31, 2000 and 1999, respectively; and $2.0 million and $4.2 million, or 30.6% and 41.4% of net revenues for the first half of fiscal 2000 and 1999, respectively. The decrease for the quarter and the six-month period resulted from a decline in overall sales as well as a change in the sales mix from lower margin hardware products to the more profitable L2i software solutions and consulting services.

Product Development Costs. Product development costs were $752,000 and $401,000, or 25.3% and 8.2% of net revenues for the quarters ended March 31, 2000 and 1999, respectively; and $1.4 million and $804,000, or 22.5% and 8.0% of net revenues for the first half of fiscal 2000 and 1999, respectively. The increase for the quarter and six month periods was primarily due to the investment the Company is making to enhance its L2i software solutions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $3.3 million and $2.9 million, or 111.5% and 58.6% of net revenues for the quarters ended March 31, 2000 and 1999, respectively; and $6.3 million and $5.5 million, or 98.5% and 54.3% of net revenues for the first half of fiscal 2000 and 1999, respectively. The increase was primarily due to the addition of sales and marketing staff located at the Company's headquarters facility and the East Coast. Furthermore, the Company has invested in the creation of a consulting team that has a broad array of technical capabilities and is instrumental in the implementation of its L2i solutions.

Interest and Other Income. Interest and other income for the first half of fiscal 2000 was mainly composed of the $37,000 gain on the sale of substantially all assets of IGK Industries, Inc.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's primary sources of liquidity included cash and cash equivalents of $931,000 and a short-term credit facility with a bank providing for $3.5 million of borrowing prior to the renewal discussed below, of which $1.3 million was available.

In May 2000, the Company and its bank entered into a commitment to renew the credit facility expanding the borrowing capability from $3.5 to $5.0 million with a maturity date of May 31, 2001. Advances bear interest at the bank's prime rate (9.0% at March 31, 2000) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulae relating to levels of accounts receivable and other bank covenants. Under such formulae, $4.2 million will be available to the Company upon renewal.

Under the terms of its existing credit agreement, the Company is required to maintain certain minimum working capital, net worth, and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The Company was in compliance with the bank covenants prior to and upon renewal.

Cash provided by investing activities was $886,000 in the first half of fiscal 2000 primarily due to the proceeds received from the sale of IGK.

Cash provided by financing activities was $450,000 in the first half of fiscal 2000 and was primarily composed of the proceeds from the issuance of stock.

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

YEAR 2000

We have not experienced any known material adverse impacts on our products, services, or systems as a result of the Year 2000 issue. The Company believes that its efforts to address Year 2000 issues for which it is responsible have been successful. However, we cannot be sure that various factors relating to the Year 2000 compliance issues will not have a material adverse impact on our business or operating results. The costs associated with our Year 2000 efforts were not material.

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


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on February 18, 2000 in Ann Arbor, Michigan. There was voting on the following three issues: election of directors, approval to increase the authorized common shares from 12.5 to 25 million, and an amendment to the 1992 Stock Option Plan increasing the available shares by 300,000. The following table sets forth the results of the voting.


ITEM 5. OTHER INFORMATION

Policy on Sale or Other Disposition of Shares by Officers and Directors

On February 18, 2000, the Board of Directors adopted a policy with respect to the sale or other disposition of shares of the Company's common stock. Under this policy, officers and directors of the Company are permitted annually to sell or otherwise dispose of up to 10% of the Company's securities held by such officer or director. Company securities includes all outstanding common stock of the Company as well as options to acquire the Company's common stock (to the extent such options are vested).

The Board of Directors has determined that it is in the best interest of the Company's shareholders that officers and directors of the Company share in the ownership of the Company's common stock. The Board believes that adoption of this policy reaffirms that belief.

      (1)  Name                              Votes For              Votes Withheld
           ----                              ---------              --------------
          Garnel F. Graber                   3,873,907                  172,465
          Robert A. Nero                     3,875,407                  170,965
          Bruce E. Rhoades                   3,874,301                  172,071
          David C. Seigle                    3,872,114                  174,258
          Robert A. Seigle                   3,874,392                  171,980
          Lloyd A. Semple                    3,874,812                  171,560
          Thomas L. Thomas                   3,872,525                  173,847


(2)            Approval to Increase the Number of Shares of Common Stock

                  Votes For                 Votes Against              Votes Withheld
                  ---------                 -------------              --------------
                  3,744,412                    297,552                     4,408


(3)            Amendment to 1992 Stock Option Plan


                  Votes For                 Votes Against              Votes Withheld
                  ---------                 -------------              --------------
                  1,968,635                    255,864                    10,882



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


                                      INTERFACE SYSTEMS, INC.

Date:  May 15, 2000                   /S/ Brian D. Brooks
                                      -------------------
                                      Brian D. Brooks
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------





Exhibit No.                        Description
-----------                        -----------

    27                             Financial Data Schedule