Form 10-Q
period 2000-06-30
INTERFACE SYSTEMS INC
filed 2000-08-15
CIK 714981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         Common Stock, no par value, 4,721,175 shares as of July 31, 2000.

                             INTERFACE SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                               Page No.
                                                                                               --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 2000 and
                     September 30, 1999                                                            3

                  Condensed Consolidated Statements of Operations for the
                     Quarter and Nine Month Periods Ended June 30, 2000 and 1999                   4

                  Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended June 30, 2000 and 1999                                      5

                  Notes to Condensed Consolidated Financial Statements                             6

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                                          8

         Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                                        10


PART II - OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                                        11

         Item 6. Exhibits and Reports on Form 8-K                                                 11


SIGNATURES                                                                                        11

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                         June 30,             September 30,
                                                                           2000                   1999
                                                                           -----                  -----
                                                                        (unaudited)
                                              ASSETS
Current assets:
   Cash and cash equivalents                                           $    230,552           $  1,575,139
   Accounts receivable, net                                               2,551,420              3,689,511
   Refundable income taxes                                                       --                  6,723
   Inventories                                                              470,497                915,977
   Current portion of note receivable                                        18,896                     --
   Prepaid expenses and other                                               316,366                303,676
                                                                       ------------           ------------
          Total current assets                                            3,587,731              6,491,026
Property and equipment, net                                               2,388,620              3,188,071
Goodwill, net                                                               649,829                789,140
Note receivable                                                             250,827                     --
Other assets                                                                 29,497                 55,194
                                                                       ------------           ------------
                                                                       $  6,906,504           $ 10,523,431
                                                                       ============           ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $  1,080,854           $    912,018
   Accrued expenses                                                       1,214,399              1,140,155
   Note payable                                                           1,100,000                     --
   Deferred revenue                                                         432,715                431,252
   Current portion of long-term debt                                         50,200                 50,200
                                                                       ------------           ------------
          Total current liabilities                                       3,878,168              2,533,625

Long-term debt                                                               33,133                 70,633
Stockholders' equity:
   Common stock, no par value, 25,000,000 shares authorized;
     4,719,675 and 4,539,529 shares issued and outstanding at
     June 30, 2000 and September 30, 1999, respectively                  11,985,413             11,324,418
   Cumulative translation adjustment                                        (34,279)               (53,117)
   Accumulated deficit                                                   (8,955,931)            (3,352,128)
                                                                       ------------           ------------
          Total stockholders' equity                                      2,995,203              7,919,173
                                                                       ------------           ------------
                                                                       $  6,906,504           $ 10,523,431
                                                                       ============           ============







              The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Quarter ended                   Nine months ended
                                                                  June 30,                           June 30,
                                                           2000          1999               2000              1999
                                                           ----          ----               ----              ----
                                                              (unaudited)                          (unaudited)
Net revenues                                         $   2,713,338    $  5,201,865    $   9,107,913       $15,275,093
Cost of revenues                                           937,191       1,996,230        3,355,775         6,164,043
                                                     -------------    ------------    -------------      ------------
       Gross profit                                      1,776,147       3,205,635        5,752,138         9,111,050
Expenses:
   Product development                                   1,006,113         488,736        2,442,957         1,293,056
   Selling, general and administrative                   3,231,111       2,449,528        9,068,031         7,916,013
                                                     -------------    ------------    -------------      ------------
       Operating income (loss)                          (2,461,077)        267,371       (5,758,850)          (98,019)
Interest expense                                           (23,545)         (3,091)         (38,336)          (20,203)
Other income                                                18,931           9,384          200,106            80,239
                                                     -------------    ------------    -------------      ------------
       Income (loss) before income taxes                (2,465,691)        273,664       (5,597,080)          (37,893)

Income tax expense                                              --          44,911            6,723            44,911
                                                     -------------    ------------    -------------      ------------
Net income (loss)                                    $  (2,465,691)   $    228,753    $  (5,603,803)    $     (82,894)
                                                     =============   =============    =============     =============


Basic and diluted income (loss) per share            $       (0.52)   $       0.05    $       (1.21)    $       (0.02)
                                                     =============    ============    =============     =============

Weighted average shares outstanding                      4,697,879       4,476,050        4,637,846         4,472,211
                                                     =============    ============    =============     =============






The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFACE SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Nine Months Ended June 30,
                                                                           2000                    1999
                                                                           ----                    ----
                                                                                   (unaudited)
Cash flows from operating activities:
    Net loss                                                           $  (5,603,803)          $   (82,894)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Gain on sale of IGK                                                    (36,736)                   --
      Depreciation and amortization                                          549,125               773,964
      Change in operating assets and liabilities:
       Accounts receivable                                                   738,155               705,820
       Refundable income taxes                                                 6,723             1,507,634
       Inventories                                                            19,555             1,069,312
       Prepaid expenses and other                                            (32,621)              (14,575)
       Other assets                                                           25,696               172,086
       Accounts payable                                                      402,885              (246,093)
       Accrued expense                                                        37,054              (590,379)
       Deferred revenue                                                        1,463              (406,826)
                                                                       -------------           -----------
    Net cash provided by (used in) operating activities                   (3,892,504)            2,888,049
                                                                       -------------           -----------


Cash flows from investing activities:
    Proceeds from sale of IGK                                              1,078,556                    --
    Proceeds received on note issued on sale of IGK                           80,277                    --
     Additions to property and equipment                                    (353,248)             (364,967)
                                                                       -------------           -----------
     Net cash provided by (used in) investing activities                     805,585              (364,967)
                                                                       -------------           -----------

Cash flows from financing activities:
    Change in notes payable                                                1,100,000            (1,350,000)
    Proceeds from issuance of stock                                          660,994                81,945
    Reduction of long-term debt                                              (37,500)              (37,500)
                                                                       -------------           -----------
     Net cash provided by (used in) financing activities                   1,723,494            (1,305,555)
                                                                       -------------           -----------

Effect of exchange rate changes on cash                                       18,838                99,029
                                                                       -------------           -----------

Net increase (decrease) in cash and cash equivalents                      (1,344,587)            1,316,556
Cash and cash equivalents, beginning of period                             1,575,139               301,206
                                                                       -------------           -----------
Cash and cash equivalents, end of period                               $     230,552           $ 1,617,762
                                                                       =============           ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $      20,180           $    20,203
                                                                       =============           ===========





              The accompanying notes are an integral part of these consolidated financial statements.

                             INTERFACE SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results for the quarter ended June 30, 2000 may not be indicative of the results to be expected for future quarters or the fiscal year ending September 30, 2000.

For comparative purposes, certain amounts reported in prior years' financial statements have been reclassified to conform to current year presentations.

2. Line-of-Credit

In May 2000, the Company and its bank entered into a commitment for a new credit facility expanding borrowing capability from $3.5 to $5.0 million. On August 14, 2000, the Company and its bank executed a credit agreement dated as of June 1, 2000. As of June 30, 2000, there was $1.1 million outstanding under its facility. Advances bear interest at the bank's prime rate (9.5% at June 30, 2000) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulae relating to levels of accounts receivable, the value of the Company's real property and improvements located in Ann Arbor, Michigan and other bank covenants. Under such formulae in the new agreement, $2.1 million would have been available to the Company at June 30, 2000.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth, and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. On July 7, 2000, the Company repaid all indebtedness under the credit facility (see Note 6).

In connection with the new facility, the Company issued to the bank warrants to purchase 20,000 shares of common stock at $13.44 per share. The warrants will be fully exercisable and expire three years from the date of issuance.

3. Impact of Recently Issued Accounting Standards

Various accounting pronouncements have been issued but which are not yet effective including, but not limited to, Statement of Financial Accounting Standards Nos. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000; Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition," which the Company must adopt no later than the fourth quarter of fiscal 2001; and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which generally is effective for all periods after July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management expects that adoption of these pronouncements will have little, if any, impact on the Company's consolidated financial position or results of operations.

4. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The components of comprehensive income, are as follows:



                                                       Quarters ended June 30,             Six months ended June 30,
                                                       ------------------------            -------------------------
                                                            2000       1999                  2000          1999
                                                            ----       ----                  ----          ----
Net Loss                                           $  (2,465,691)  $       228,753     $ (5,603,803)   $     (82,894)
Change in foreign currency translation                    21,827            49,397           18,839           99,029
                                                   -------------   ---------------     ------------    -------------
Comprehensive Loss                                 $  (2,443,864)  $       278,150     $ (5,584,965)   $      16,135
                                                   =============   ===============     ============    =============



5. Sale of Wholly Owned Subsidiary

On December 22, 1999, the Company sold its subsidiary, I.G.K. Industries, Inc. ("IGK") for $1,450,000, which resulted in a $37,000 gain. The purchaser acquired all assets and assumed all current liabilities of IGK. Also included in the sale was the building that housed IGK's operations, which was owned by the Company and leased by IGK.

6. Merger Agreement

On June 28, 2000, the Company entered into a merger agreement with Tumbleweed Communications Corp. ("Tumbleweed") whereby the Company agreed to merge with a newly formed subsidiary of Tumbleweed. The Company's stockholders are expected to receive 0.264 shares of Tumbleweed common stock for each share of the Company's common stock. In addition, outstanding options and warrants will be converted into options or warrants to purchase 0.264 shares of Tumbleweed common stock with an appropriate adjustment to the exercise price to reflect the exchange ratio. In connection with the merger, the Company granted Tumbleweed an option to purchase 19.9% of the total number of shares of the Company issued and outstanding at June 28, 2000 if an event occurs which would entitle Tumbleweed to terminate the merger agreement and which would entitle Tumbleweed to receive a termination fee. In connection with the merger, Tumbleweed also agreed to purchase $3,000,000 of convertible subordinate promissory notes of the Company and, on July 7, 2000, purchased $2,000,000 of such notes.

7. Litigation

On July 7, 2000, several parties, including Congressional Securities, Inc. and David H. Zimmer, filed complaints against the Company, its President and Chief Executive Officer and certain other third parties. The complaints generally allege that the Company and its officers intentionally made statements containing material omissions or misrepresentations in an effort to induce plaintiffs to purchase stock in the Company. The complaints allege violations of the federal securities laws and other complaints allege fraudulent and negligent misrepresentations, defamation and tortious interference with business relations. The complaints seek compensatory and punitive damages allegedly incurred as a result of the decline in the market price of shares of the Company's common stock after a dramatic stock market correction that occurred in April 2000. On July 17, 2000, at least one of the complaints was amended. These actions are in a preliminary stage and the Company and its named officer have just recently been served process in these actions. However, the Company believes that these actions are without merit, and the Company and its named officer intend to vigorously defend these claims. Although the final resolution of this litigation cannot be presently determined, management of the Company does not believe it will have material adverse effect on the Company's business, or the future consolidated financial statements, although such adverse effects could be possible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

The Company is currently completing a transition plan that is focused on the movement from the manufacturing of hardware (printers, circuit boards and peripheral equipment) to the development and marketing of higher margin and higher growth software solutions. The progress related to the plan is evidenced by the current structure of the Company. Currently, the Company is organized around two software solutions groups: L2i(TM) (Legacy-to-Internet) and Cleo.

On June 28, 2000, the Company entered into an Agreement and Plan of Merger with Tumbleweed Communications Corp., a Delaware corporation ("Tumbleweed"), and Maize Acquisition Sub, Inc. ("Maize"), a Delaware corporation and a direct wholly-owned subsidiary of Tumbleweed (the "Merger Agreement"). Pursuant to the Merger Agreement, Maize will merge with and into the Company and the Company will become a wholly-owned subsidiary of Tumbleweed. Under the terms of the agreement, the Company's shareholders will receive a fixed exchange ratio of
0.264 Tumbleweed common shares for each share of the Company's common stock and each outstanding option to purchase shares of the Company's common stock under the Company's employee stock option plans will be assumed by Tumbleweed. The boards of directors of both companies have approved the transaction. The completion of the transaction is subject to certain closing conditions, including the approval of the Company's shareholders. In connection with the acquisition, the companies announced their intent to divest the Cleo solutions group.

RESULTS OF OPERATIONS

Net Revenues. Revenues for the third quarter ended June 30, 2000 were $2.7 million, a decrease of 47.8% over revenues of $5.2 million for the third quarter of fiscal 1999. Revenues for the first nine months of fiscal 2000 were $9.1 million, a decrease of 40.4% over revenues of $15.3 million for the same period of fiscal 1999. The decrease for the quarter and the nine-month period was primarily due to the curtailment of the printer business, the sale of IGK that occurred at the end of the first quarter, and decreased sales of the Cleo solutions group. The above declines were partially offset by the increased sales of the L2i solutions, MyCopy(TM), e-Bill Bridge(TM), Document Server and related professional services.

Cost of Revenues. Cost of revenues were $937,000 and $2.0 million or 34.5% and 38.4% of net revenues for the quarters ended June 30, 2000 and 1999, respectively; and $3.4 million and $6.2 million, or 36.8% and 40.4% of net revenues for the nine months of fiscal 2000 and 1999, respectively. The decrease for the quarter and the nine-month period resulted from a decline in overall sales as well as a change in the sales mix from lower margin hardware products to the more profitable L2i software solutions and consulting services.

Product Development Costs. Product development costs were $1.0 million and $489,000, or 37.1% and 9.4% of net revenues for the quarters ended June 30, 2000 and 1999, respectively; and $2.4 million and $1.3 million, or 26.8% and 8.5% of net revenues for the first nine months of fiscal 2000 and 1999, respectively. The increase for the quarter and nine month periods was primarily due to the investment the Company is making with respect to enhancements of its L2i software solutions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $3.2 million and $2.4 million, or 119.1% and 47.1% of net revenues for the quarters ended June 30, 2000 and 1999, respectively; and $9.1 million and $7.9 million, or 99.6% and 51.8% of net revenues for the first nine moths of fiscal 2000 and 1999, respectively. The increase was primarily due to the addition of sales and marketing staff located at the Company's headquarters facility and the East Coast and professional fees related to the implementation of our growth plan.

Interest and Other Income. Interest and other income for the first nine months of fiscal 2000 was primarily composed of the $37,000 gain on the sale of IGK.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's primary sources of liquidity included cash and cash equivalents of $231,000, a short-term credit facility with a bank providing for a $3.5 million line of credit prior to the renewal discussed below and a note purchase agreement with Tumbleweed.

In May 2000, the Company and its bank entered into a commitment for a new credit facility expanding borrowing capability from $3.5 to $5.0 million. On August 14, 2000, the Company and its bank executed a credit agreement dated as of June 1, 2000. Advances bear interest at the bank's prime rate (9.5% at June 30, 2000) plus 1%, are payable on demand and are collateralized by substantially all of the Company's assets. The amount available for borrowing at any time is based on borrowing base formulae relating to levels of accounts receivable, the value of the Company's real property and improvements located in Ann Arbor, Michigan and other bank covenants. Under such formulae in the new agreement, $2.1 million would have been available to the Company at June 30, 2000.

Under the terms of the credit agreement, the Company is required to maintain certain minimum working capital, net worth, and other specific financial ratios. In addition, the credit agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. On July 7, 2000, the Company repaid all indebtedness under the credit facility with proceeds from the issuance of $2,000,000 of convertible subordinated promissory notes to Tumbleweed.

In connection with the transactions contemplated by the Merger Agreement described above, Tumbleweed agreed to purchase an aggregate of $3,000,000 of Convertible Subordinated Promissory Notes of the Company (the "Notes") pursuant to a Convertible Subordinated Note Purchase Agreement, dated as of June 28, 2000, by and between the Company and Tumbleweed (the "Note Purchase Agreement"). At Tumbleweed's option, or upon the occurrence of certain specified events, the Notes are convertible into shares of the Company's common stock. At June 30, 2000, no Notes had been issued pursuant to the Note Purchase Agreement. On
July 7, 2000, Tumbleweed purchased $2,000,000 of such Notes.

Cash provided by investing activities was $805,000 in the first nine months of fiscal 2000 primarily due to the proceeds received from the sale of IGK.

Cash provided by financing activities was $1.7 million in the first nine months of fiscal 2000 and was primarily composed of the borrowings under the credit facility and proceeds from the issuance of stock.

or purchase assets or interests in other entities without the prior written consent of the bank. On July 7, 2000, the Company repaid all indebtedness under the credit facility with proceeds from the issuance of $2,000,000 of convertible subordinated promissory notes to Tumbleweed.

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

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis of Results of Operations" contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for the Company's products and services; changes in Company strategy; product life cycles; competitive factors (including the introduction or enhancement of competitive products); pricing pressures; the Company's success in and expense associated with developing, introducing and shipping new products; software defects and latent technological deficiencies in new products; changes in operating expenses; inability to attract or retain consulting, sales and/or engineering talent; changes in customer requirements; and evolving industry standards; and the inability to close the merger with Tumbleweed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk exposure.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

On June 28, 2000, in order to facilitate the acquisition of the Company pursuant to the Merger Agreement, the Company and Tumbleweed entered into a Stock Option Agreement (the "Stock Option Agreement") pursuant to which the Company granted Tumbleweed an option to purchase 939,215 shares of the Company's common stock, subject to adjustment, at $13.33 per share. The option is exercisable if an event occurs which would entitle Tumbleweed to terminate the Merger Agreement and which would entitle Tumbleweed to receive a termination fee.

The Company granted the option to Tumbleweed without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon Section 4(2) of the Act and Regulation D promulgated thereunder. The Company relied upon this exemption based upon the limited number of purchasers, the provision to Tumbleweed of financial and other information concerning the Company, investment representations made by Tumbleweed in the Stock Option Agreement, the lack of general solicitation, and actions taken by the Company to restrict resale without registration of the securities to be acquired upon exercise of the option, including the requirement that each certificate representing shares acquired upon exercise of the option bear a restrictive legend.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    4.1 Credit Agreement between the Company and Bank One, Michigan, dated as of June 1, 2000 (To be filed by amendment)

     27 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERFACE SYSTEMS, INC.

Date:   August 14, 2000              /S/ Brian D. Brooks
                                     -------------------
                                     Brian D. Brooks
                                     Vice President and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------

    4.1                       Credit Agreement between the Company and Bank One,
                              Michigan, dated as of June 1, 2000.*

     27                       Financial Data Schedule


      *   To be filed by amendment