Form 10-Q/A
period 2000-06-30
INTERFACE SYSTEMS INC
filed 2000-08-24
CIK 714981

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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


                                     INTERFACE SYSTEMS, INC.

Date:   August 24, 2000              /S/ Brian D. Brooks
                                     -------------------
                                     Brian D. Brooks
                                     Vice President and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------

    4.1                       Credit Agreement between the Company and Bank One,
                              Michigan, dated as of June 1, 2000.

     27                       Financial Data Schedule (previously filed)
